Form 10-Q
period 2021-09-30
Bright Lights Acquisition Corp.
filed 2021-11-18
CIK 1827328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 18, 2021, there were 23,000,000 shares of Class A common stock, $0.0001 par value and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BRIGHT LIGHTS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021
TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from September 15, 2020 (inception) through September 30, 2020	2
Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2021 and for the period from September 15, 2020 (inception) through September 30, 2020	3
Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and for the period from September 15, 2020 (inception) through September 30, 2020	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BRIGHT LIGHTS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$229,867	$56,573
Prepaid expenses	512,001	—
Total Current Assets	741,868	56,573

Deferred offering costs	—	309,175
Marketable securities held in Trust Account	230,010,063	—
TOTAL ASSETS	$230,751,931	$365,748

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$3,162,138	$4,119
Accrued offering costs	—	185,880
Promissory note – related party	—	155,000
Total Current Liabilities	3,162,138	344,999

Deferred underwriting fee payable	7,568,750	—
Warrant liabilities	17,376,000	—
Total Liabilities	28,106,888	344,999

Commitments and Contingencies

Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 23,000,000 and no shares subject to possible redemption at redemption value at September 30, 2021 and December 31, 2020, respectively	230,000,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(27,355,532)	(4,251)
Total Stockholders’ (Deficit) Equity	(27,354,957)	20,749
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$230,751,931	$365,748

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from September 15, 2020 (Inception) Through September 30, 2020
Operating and formation costs	$1,814,941	$4,308,085	$1,000
Loss from operations	(1,814,941)	(4,308,085)	(1,000)

Other income (expense):
Interest earned on investments held in Trust Account	3,533	10,063	—
Change in fair value of warrant liabilities	(3,077,000)	5,430,000	—
Transaction costs associated with the Initial Public Offering	—	(788,627)	—
Loss on initial issuance of Private Placement Warrants	—	(1,716,000)	—
Total other (expense) income, net	(3,073,467)	2,935,436	—

Net loss	$(4,888,408)	$(1,372,649)	$(1,000)

Weighted average shares outstanding of Class A common stock	23,000,000	22,073,260	—
Basic and diluted net loss per share, Class A	$(0.17)	$(0.05)	$—
Weighted average shares outstanding of Class B common stock	5,750,000	5,719,780	5,000,000
Basic and diluted net loss per share, Class B	$(0.17)	$(0.05)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2020	—	$—	5,750,000	$575	$24,425	$(4,251)	$20,749

Accretion of Class A common stock to redemption amount	—	—	—	—	(24,425)	(25,978,632)	(26,003,057)

Net income	—	—	—	—	—	8,607,546	8,607,546

Balance – March 31, 2021 Restated – See Note 2 (unaudited )	—	—	5,750,000	575	—	(17,375,337)	(17,374,762)

Net loss	—	—	—	—	—	(5,091,787)	(5,091,787)

Balance – June 30, 2021 Restated – See Note 2 (unaudited)	—	—	5,750,000	575	—	(22,467,124)	(22,466,549)

Net loss	—	—	—	—	—	(4,888,408)	(4,888,408)
Balance – September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(27,355,532)	$(27,354,957)

FOR THE PERIOD FROM SEPTEMBER 15, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — September 15, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)
Balance – September 30, 2020 (unaudited)	—	$—	5,750,000	$575	$24,425	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months Ended September 30,	For the Period from September 15, 2020 (Inception) Through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,372,649)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(5,430,000)	—
Loss on initial issuance of Private Placement Warrants	1,716,000	—
Interest earned on investments held in Trust Account	(10,063)	—
Transaction costs associated with the Initial Public Offering	788,627	—
Changes in operating assets and liabilities:
Prepaid expenses	(512,001)	—
Accrued expenses	3,158,019	1,000
Net cash used in operating activities	(1,662,067)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount paid	225,675,000	—
Proceeds from sale of Private Placements Warrants	6,600,000	—
Repayment of promissory note – related party	(155,000)	—
Payment of offering costs	(284,639)	—
Net cash provided by financing activities	231,835,361	—

Net Change in Cash	173,294	—
Cash – Beginning of period	56,573	—
Cash – End of period	$229,867	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$7,600
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000
Initial classification of Class A common stock subject to possible redemption	$230,000,000	$—
Deferred underwriting fee payable	$7,568,750	$—
Initial classification of warrant liability	$22,806,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period September 15, 2020 (inception) through September 30, 2021 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company believes it will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on January 11, 2021, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Sponsor and initial stockholders of the Company have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or the initial stockholders of the Company acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

BRIGHT LIGHTS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

(Unaudited)

Going Concern

As of September 30, 2021, the Company had $229,867 in its operating bank accounts, $230,010,063 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $2,270,270, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of September 30, 2021, approximately $10,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering it had improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restateded its net loss per common share calculation to allocate net loss evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of January 11, 2021	As Previously Reported	Adjustment	Restated
Class A common stock subject to possible redemption	$196,512,940	$33,487,060	$230,000,000
Class A common stock	$335	$(335)	$-
Additional paid in capital	$7,508,093	$(7,508,093)	$-
Accumulated deficit	$(2,509,022)	$(25,978,632)	$(28,487,654)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(33,487,060)	$(28,487,059)

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

(Unaudited)

Balance Sheet as of March 31, 2021(Unaudited)
Class A common stock subject to possible redemption	$207,625,237	$22,374,763	$230,000,000
Class A common stock	$224	$(224)	$-
Accumulated deficit	$4,999,202	$(22,374,539)	$(17,375,337)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(22,374,763)	$(17,374,762)

Balance Sheet as of June 30, 2021(Unaudited)
Class A common stock subject to possible redemption	$202,533,450	$27,466,550	$230,000,000
Class A common stock	$275	$(275)	$-
Additional paid-in capital	$1,487,643	$(1,487,643)	$-
Accumulated deficit	$3,511,508	$(25,978,632)	$(22,467,124)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(27,466,550)	$(22,466,549)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (Unaudited )	As Previously Reported	Adjustment	Restated
Sale of 23,000,000 Units, net of underwriter discounts and offering expenses	$203,996,943	$(203,996,943)	$—
Initial value of common stock subject to possible redemption	$(207,625,237)	$207,625,237	$—
Accretion for Class A common stock to redemption amount	$—	$(26,003,057)	$(26,003,057)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(22,374,763)	$(17,374,762)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (Unaudited)
Change in value of common stock subject to possible redemption	$(5,091,787)	$5,091,787	$—
Total Stockholders’ Equity (Deficit)	$5,000,001	$(27,466,550)	$(22,466,549)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Initial classification of Class A common stock subject to possible redemption	$219,318,940	$10,681,060	$230,000,000

Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)
Initial classification of Class A common stock subject to possible redemption	$196,512,940	$33,487,060	$230,000,000

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per share calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). The impact of this restatement on the Company’s financial statements is reflected in the following table:

	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	For the Three Months Ended	For the Three Months Ended	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	March 31, 2021	March 31, 2021	June 30, 2021	June 30, 2021	June 30, 2021	June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	19,651,294	23,000,000	20,762,250	23,000,000	20,245,982	10,038,674
Basic and diluted net loss per share, Class A common stock	$—	$0.30	$—	$(0.18)	$—	$0.22
Basic and diluted weighted average shares outstanding, Class B common stock	8,597,753	5,658,333	8,921,066	5,750,000	7,987,750	5,658,333
Basic and diluted net loss per share, Class B common stock	$1.00	$0.30	$(0.64)	$(0.18)	$0.42	$0.22

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 6, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. At December 31, 2020, there were no assets held in the Trust Account.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at  their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

The Company accounts for the Public Warrants and Private Placement Warrants (together, the “Warrants”) in accordance with the guidance contained in ASC 815-40. The Warrants are not considered indexed to the Company’s own common stock, and as such, the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available were valued using the Modified Monte Carlo Simulation and Modified Black Scholes option pricing models (see Note 10).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had a deferred tax asset of approximately $902,585, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses, the change in the fair value of the warrants liabilities and transaction costs incurred in connection with the Initial Public Offering.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating net loss per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from net loss per common share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,100,000 shares of Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period From September 15, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net loss, as adjusted	$(3,910,762)	$(977,682)	$(1,090,159)	$(282,490)	$—	$(1,000)
Denominator:
Basic and diluted weighted average common shares outstanding	23,000,000	5,750,000	22,073,260	5,719,780	—	5,000,000
Basic and diluted net loss per common share	$(0.17)	$(0.17)	$(0.05)	$(0.05)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 11).

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

NOTE 4. PUBLIC OFFERING

On January 11, 2021, pursuant to the Initial Public Offering, the Company sold 23,000,000 Units which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 10).

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

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

Administrative Services Agreement

The Company agreed, commencing on January 7, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $88,065 in fees for these services.

Lee Strategic Services Agreement

Commencing on January 6, 2021 the Company will pay its Chief Financial Officer, Hahn Lee, $12,500 per month for his services prior to the initial Business Combination. For the three and nine months ended September 30, 2021, the Company incurred and paid $37,500 and $110,484 in fees for these services.

Promissory Note — Related Party

On September 29, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) June 30, 2021, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. The outstanding balance under the Note of $150,000 was repaid at the closing of the Initial Public Offering on January 11, 2021. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which is presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS

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

At September 30, 2021, assets held in the Trust Account were comprised of $230,010,063 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$230,010,063

Liabilities:
Warrant Liability – Public Warrants	1	$11,040,000
Warrant Liability – Private Placement Warrants	2	$6,336,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying September 30, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The warrants are measured at fair value on a recurring basis. The warrants were initially valued using a Monte Carlo Simulation method. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the warrants is the expected volatility of the common stock. The expected volatility as of January 11, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BLTSW. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The key inputs into the Level 3 assumptions were as follows:

	January 11, 2021
	(Initial Measurement)
	Public	Private
Input	Warrants	Warrants
Class A Common Share Price Grossed Up to the IBC Date	$9.28	$9.28
Redemption Trigger Price	$18.00
Exercise price	$11.50	$11.50
Risk-Free Rate	0.94%	0.94%
Volatility	26.0%	26.0%
Years to Expiration (From Expected IBC Date)	5.00	5.00
Dividend Yield	0.00%	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial fair value as of January 11, 2021	8,316,000	14,490,000	22,806,000
Change in fair value	(4,224,000)	(7,360,000)	(11,584,000)
Transfer to Level 1	—	(7,130,000)	(7,130,000)
Transfer to Level 2	(4,092,000)	—	(4,092,000)
Fair value as of September 30, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $7,130,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the nine months ended September 30, 2021 was $4,092,000. There were no changes between levels during the three months ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 15, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $4,888,408, which consists of operational and due diligence costs of $1,814,941 and changes in the fair value of warrant liabilities of $3,077,000, offset by interest earned on marketable securities held in the Trust Account of $3,533.

For the nine months ended September 30, 2021, we had a net loss of $1,372,649, which consists of operational and due diligence costs of $4,308,085, a loss on the initial issuance of the Private Placement Warrants of $1,716,000 and transaction costs associated with the Initial Public Offering of $788,627, offset by interest earned on marketable securities held in the Trust Account of $10,063 and changes in the fair value of warrant liabilities of $5,430,000.

For the period from September 15, 2020 (inception) through September 30, 2020, we had net loss of $1,000, which consisted of formation costs.

Liquidity and Capital Resources

On January 11, 2021, we consummated the Initial Public Offering of 23,000,000 Units at $10.00 per Unit, generating gross proceeds of $230,000,000 . Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor generating gross proceeds of $6,600,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $230,000,000 was placed in the Trust Account. We incurred $12,301,684 in Initial Public Offering related costs, including $4,325,000 of underwriting fees, $7,568,750 of deferred underwriting fees and $407,934 of other costs.

For the nine months ended September 30, 2021, cash used in operating activities was $1,662,067. Net loss of $1,372,649 was affected by the change in fair value of warrant liabilities of $5,430,000, transaction costs associated with Initial Public Offering of $788,627, a loss on the initial issuance of the Private Placement Warrants and interest earned on marketable securities held in the Trust Account of $10,063. Changes in operating assets and liabilities provided $2,646,018 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $230,010,063 (including $10,063 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $229,867. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

The Company accounts for the Public Warrants and Private Placement Warrants (together, the “Warrants”) in accordance with the guidance contained in ASC 815-40. The Warrants are not considered indexed to the Company’s own common stock, and as such, the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available were valued using the Modified Monte Carlo Simulation and Modified Black Scholes option pricing models.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. We apply the two-class method in calculating net loss per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from net loss per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 and the adoption did not have an impact on our financial position, results of operations or cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

BRIGHT LIGHTS ACQUISITION CORP.

Date: November 18, 2021	By:	/s/ Michael Mahan
	Name:	Michael Mahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2021	By:	/s/ Hahn Lee
	Name:	Hahn Lee
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)