Form 10-Q/A
period 2021-09-30
Bright Lights Acquisition Corp.
filed 2022-01-25
CIK 1827328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of January 24, 2022, there were 23,000,000 shares of Class A common stock, $0.0001 par value and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

Bright Lights Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Current Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 18, 2021 (the “Original Filing”), solely to reflect changes to Note 2. Restatement of Previously Issued Financial Statements. The Original Filing included the restatement of the Balance Sheet as of January 11, 2021 which was audited on Form 8-K originally filed with the SEC on January 15, 2021. The audited Balance Sheet as of January 11, 2021 should not have been included in the unaudited 10-Q filing. The Company filed an amended Form 8-K to restate the audited Balance Sheet as of January 11, 2021 on January 24, 2022. There are no other changes reported in the Amendment to Form 10-Q/A. Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

(Unaudited)

Balance Sheet as of March 31, 2021(Unaudited)	As Previously Reported	Adjustment	Restated
Class A common stock subject to possible redemption	$207,625,237	$22,374,763	$230,000,000
Class A common stock	$224	$(224)	$-
Accumulated deficit	$4,999,202	$(22,374,539)	$(17,375,337)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(22,374,763)	$(17,374,762)

Balance Sheet as of June 30, 2021(Unaudited)
Class A common stock subject to possible redemption	$202,533,450	$27,466,550	$230,000,000
Class A common stock	$275	$(275)	$-
Additional paid-in capital	$1,487,643	$(1,487,643)	$-
Accumulated deficit	$3,511,508	$(25,978,632)	$(22,467,124)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(27,466,550)	$(22,466,549)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (Unaudited )
Sale of 23,000,000 Units, net of underwriter discounts and offering expenses	$203,996,943	$(203,996,943)	$—
Initial value of common stock subject to possible redemption	$(207,625,237)	$207,625,237	$—
Accretion for Class A common stock to redemption amount	$—	$(26,003,057)	$(26,003,057)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(22,374,763)	$(17,374,762)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (Unaudited)
Change in value of common stock subject to possible redemption	$(5,091,787)	$5,091,787	$—
Total Stockholders’ Equity (Deficit)	$5,000,001	$(27,466,550)	$(22,466,549)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Initial classification of Class A common stock subject to possible redemption	$219,318,940	$10,681,060	$230,000,000

Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)
Initial classification of Class A common stock subject to possible redemption	$196,512,940	$33,487,060	$230,000,000

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

	As Previously		As Previously		As Previously
	Reported For the Three Months Ended	As Restated For the Three Months Ended	Reported For the Three Months Ended	As Restated For the Three Months Ended	Reported For the Six Months Ended	As Restated For the Six Months Ended
	March 31, 2021	March 31, 2021	June 30, 2021	June 30, 2021	June 30, 2021	June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	19,651,294	23,000,000	20,762,250	23,000,000	20,245,982	10,038,674
Basic and diluted net loss per share, Class A common stock	$—	$0.30	$—	$(0.18)	$—	$0.22
Basic and diluted weighted average shares outstanding, Class B common stock	8,597,753	5,658,333	8,921,066	5,750,000	7,987,750	5,658,333
Basic and diluted net loss per share, Class B common stock	$1.00	$0.30	$(0.64)	$(0.18)	$0.42	$0.22

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

BRIGHT LIGHTS ACQUISITION CORP.

Date: January 24, 2022	By:	/s/ Michael Mahan
	Name:	Michael Mahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 24, 2022	By:	/s/ Hahn Lee
	Name:	Hahn Lee
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)