Form 10-K
period 2021-12-31
Bright Lights Acquisition Corp.
filed 2022-03-14
CIK 1827328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $222,640,000.

As of March 11, 2022, there were 23,000,000 shares of the Registrant’s Class A common stock and 5,750,000 shares of the Registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

Bright Lights Acquisition Corp.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	the ability of our directors and officers to generate a number of potential business combination opportunities;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases);

●	the ability of our directors and officers to generate potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

ii

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to Bright Lights Acquisition Corp., a blank check company incorporated as a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Bright Lights Sponsor LLC, a Delaware limited liability company. References to our “initial stockholders” refer to our Sponsor and each of our independent directors.

Item 1. Business.

Overview

Our management team has a long history of value creation in the private and public markets. The team is led by our Chief Executive Officer, Michael Mahan, our Co-Chairmen Allen Shapiro and John Howard and our Chief Financial Officer, Hahn Lee. This team has a strong track record of working together to create value for stockholders through acquiring and operating successful businesses within our target sectors. Many of the companies our management team has invested in or operated have been affiliated with celebrity partners. As long-tenured operators and seasoned investors, our executive team has become trusted partners to owners, operators and celebrities. We believe our unique network of relationships and extensive experience sourcing and executing transactions will enhance our ability to complete a successful business combination (as defined below) and accelerate the growth trajectory and profitability of the acquired business post-business combination.

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

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Nasdaq Stock Market LLC (“Nasdaq”) rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time we sign a definitive agreement to enter a Business Combination. We will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

We intend to effectuate a Business Combination using the proceeds from the Initial Public Offering and Private Placement, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt. We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

We will provide our holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a Business Combination or conduct a tender offer will be made by us, solely in our discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to our warrants.

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

Human Capital Management

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

Item 1A. Risk Factors.

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

Risks Relating to our Search for, Consummation of or Inability to Consummate, a Business Combination

Our public stockholders may not be afforded an opportunity to vote on our initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our public stockholders do not support such a combination.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a SPAC for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the SPAC and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our sponsor will not become subject to regulatory actions related to such efforts.

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

We may not be able to find a suitable target business and complete our initial Business Combination within 24 months after the closing of the Initial Public Offering or during any Extension Period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the equity and debt markets and the other risks described herein. For example, the COVID-19 continues both in the U.S. and globally and, while the extent of the impact of the COVID-19 pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire.

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

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.

The COVID-19 pandemic adversely affected, and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 or other events restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and its variants and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we seek stockholder approval of our initial Business Combination, our initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders or warrant holders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A common stock or public warrants.

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

We are exempt from certain rules promulgated by the SEC related to certain blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

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

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination and/or complete our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination and/or complete our initial Business Combination.

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

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital and potential loans from certain of our affiliates are discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

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

The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement, in the amount of $230,000,000, are held in an interest-bearing Trust Account. The proceeds held in the Trust Account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial Business Combination, our public stockholders are entitled to receive their share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $230,000,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.

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

Changes in laws or regulations, or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

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

Any due diligence in connection with an initial Business Combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The due diligence undertaken with respect to a potential initial Business Combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial Business Combination, and these judgments may be inaccurate.

Due diligence conducted in connection with an initial Business Combination may not result in the initial Business Combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial Business Combination, the Company may subsequently incur substantial impairment charges or other losses. In addition, following an initial Business Combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We may engage the underwriters from our Initial Public Offering or any of their affiliates to provide additional services to us. The underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering.

We may engage the underwriters from our Initial Public Offering or any of their affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or any of their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The fact that the underwriters or any of their affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2021, there were 357,000,000 and 14,250,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. As of December 31, 2021, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any initial Business Combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a Business Combination beyond 24 months from the closing of the Initial Public Offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of public investors;

●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

●	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants.

Our initial Business Combination or reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, subject to requisite shareholder approval by special resolution under the DGCL, effect a Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder or warrant holder in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial Business Combination, such tax liability may attach prior to any consummation of redemptions. We do not intend to make any cash distributions to pay such taxes.

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

The value of the founder shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common shares at such time is substantially less than $10.00 per share.

Our sponsor has invested in us an aggregate of $6,625,000, comprised of the $25,000 purchase price for the founder shares and the $6,600,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 5,750,000 founder shares would have an aggregate implied value of $57,500,000. Even if the trading price of our common shares were as low as $1.15 per share, and the private placement warrants were worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value and our warrants are worthless. Accordingly, our management team, some of whom own interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

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

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous financial, economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

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

Our initial stockholders own 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the open market or in privately negotiated transactions, this would increase their control. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of our board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial Business Combination.

A provision of our warrant agreement may make it more difficult for us to complete an initial Business Combination.

Unlike some blank check companies, if (i) we issue additional common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at an issue price or effective issue price of less than $9.20 per common share, (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our Sponsor or its affiliates, without taking into account any founder shares held by our Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the completion of our initial Business Combination (net of redemptions), and (iii) the volume weighted average trading price of our Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices applicable to our warrants will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to complete an initial Business Combination with a target business.

Our warrants and Founder Shares may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial Business Combination.

We have issued warrants to purchase 11,500,000 shares of Class A common stock and an aggregate of 6,600,000 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. Our initial stockholders currently hold 5,750,000 shares of Class B common stock. The Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion of these founder shares could make us a less attractive acquisition vehicle to a target business. Such issuance will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring a target business.

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

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations or otherwise have an interest in, and any other special purpose acquisition company in which they may become involved with. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial Business Combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance,” “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Item 13—Certain Relationships and Related Party Transactions—Administrative Services Agreement.”

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

Our letter agreements with our initial stockholders, officers and directors may be amended without shareholder approval.

Our letter agreements with our initial stockholders, officers and directors contains provisions relating to, among other things, restrictions on transfer of our founder shares and Private Placement Warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval. While we do not expect our board of directors to approve any amendment to the letter agreement prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreements. Any such amendments to the letter agreement would not require approval from our stockholders and may have an adverse effect on the value of an investment in our securities.

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

We cannot assure you that our securities will continue to be listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A common stock and warrants currently qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination, which may negatively impact our ability to consummate our initial Business Combination.

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

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of our board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

General Risk Factors

We are a blank check company with no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, the Company had $87,074 in its operating bank accounts and $230,014,425 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $4,402,795, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of December 31, 2021, approximately $14,425 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to consummate a Business Combination or our inability to continue as a going concern.

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

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result.

As described elsewhere in this Annual Report, we have identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result. In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company reevaluated the classification of its Class A common shares subject to possible redemption. After discussion and evaluation, the Company concluded that the previously issued audited balance sheet dated as of January 11, 2021, which was related to our initial public offering, and the unaudited interim financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, respectively, should be restated to report all Class A common shares subject to possible redemption as temporary equity. As part of such process, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments and application of ASC 480-10-S99-3A to our accounting classification of Class A common shares subject to possible redemption. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. As a result of this material weakness, and the material weakness disclosed in our Quarterly Report on Form 10-Q as filed with the SEC on November 18, 2021, as amended on Form 10-Q/A as filed with the SEC on January 25, 2022, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results. On April 12, 2021, the staff of the SEC issued a public statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 11,500,000 Public Warrants and 6,600,000 Private Placement Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our condensed consolidated balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging,” and ASC 820, “Fair Value Measurement,” provide for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

Item 1B. Unresolved Staff Comments.

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

Our Units began trading on the Nasdaq Stock Market on January 7, 2021. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant to purchase one share of Class A common stock. On February 26, 2021, we announced that holders of the Units may elect to separately trade the shares of Class A common stock and redeemable warrants included in the Units commencing on March 1, 2021. Any Units not separated continue to trade on The Nasdaq Capital Market under the symbol “BLTSU.” Any underlying share of Class A common stock and redeemable warrants that were separated trade on The Nasdaq Capital Market under the symbols “BLTS” and “BLTSW,” respectively.

(b)	Holders

As of March 3, 2022, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded shares of Class A common stock, and approximately two holders of record of our redeemable warrants.

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

Item 6. [Reserved].

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

Recent Developments

First Amendment to Business Combination Agreement

On January 10, 2022, the parties to the Business Combination Agreement (the “BCA”), dated as of November 22, 2021, by and among the Company, Bright Lights Parent Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“ParentCo”), Mower Intermediate Holdings, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Intermediate Holdco”), Mower Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of ParentCo (“Merger Sub Corp”), Mower Merger Sub 2, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Intermediate Holdco (“Merger Sub LLC”), and Manscaped, LLC, a Delaware limited liability company (“Manscaped”) entered into the First Amendment to Business Combination Agreement (the “BCA Amendment”). The BCA Amendment provides that each of the outstanding Company LLC Units (as defined in the BCA) and the shares issuable pursuant to the applicable earnout milestone will be treated as converted to ParentCo Class A common stock, as applicable, issued and to be taken into account in calculating the per share price for purposes of determining whether any earnout milestone has been achieved in connection with certain transactions where all or substantially all the holders of outstanding shares of ParentCo Class A common stock have such shares converted, exchanged or otherwise replaced with the right to receive cash, securities or other property. Additionally, pursuant to the BCA Amendment, the definition of “Earnout Consideration” is amended with respect to each holder of ParentCo Class A common stock and each holder of restricted stock units of ParentCo to equal a portion of the available earnout shares or the available earnout restricted stock units, respectively, as determined by the Board of Managers of Manscaped. The BCA Amendment also removes the definition of “Earnout Pro Rata Portion”. The BCA Amendment also revises the figure in Section 2.4(a) of the BCA to read “22,244,958 Company LLC Units” and amends Section 6.3(a) of the BCA such that, if the registration statement filed in connection with the parties’ business combination is not effective by February 15, 2022, Manscaped shall act in good faith to deliver to the Company its audited financial statements as of and for the years ended December 31, 2021, as soon as reasonably practicable following such date. The BCA Amendment is filed as Exhibit 2.1 to our Current Report on Form 8-K as filed with the SEC on January 10, 2022, and the foregoing description thereof is qualified in its entirety by reference to the full text of the BCA Amendment.

First Amendment to Sponsor Support Agreement

On January 10, 2022, the parties to the Sponsor Support Agreement entered into the First Amendment to Sponsor Support Agreement (the “SSA Amendment”). Pursuant to the SSA Amendment, the definition of “Earnout Strategic Transaction Price,” which is the price used to determine whether the shares owned by the Sponsor that, as part of the transactions contemplated by the BCA, as amended, are to be subjected to potential forfeiture to ParentCo for no consideration until the occurrence of certain earnout vesting conditions (such shares, the “Sponsor Earnout Shares”), will vest in connection with certain transactions, was amended such that the Sponsor Earnout Shares to be issued are to be taken into account when determining the Earnout Strategic Transaction Price. The SSA Amendment is filed as Exhibit 10.1 to our Current Report on Form 8-K as filed with SEC on January 10, 2022, and the foregoing description thereof is qualified in its entirety by reference to the full text of the SSA Amendment.

Working Capital Loan

On January 18, 2022, the Company entered into a Convertible Promissory Note (the “Working Capital Loan”) with the Sponsor. Pursuant to the Working Capital Loan, the Sponsor agreed to loan to the Company up to $1.5 million to be used for working capital purposes. In December 2021, the Sponsor advanced $200,000 to the Company for incurred expenses, which advance is deemed to have been a drawdown under the Working Capital Loan. Up to $1.5 million of the loans may be settled in whole warrants to purchase Class A common stock of the Company at a conversion price equal to $1.00 per warrant. The warrants are identical to the Private Placement Warrants. The loans do not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete a Business Combination pursuant to its amended and restated certificate of incorporation (as amended from time to time) and the consummation of the Business Combination between the Company, the Company’s subsidiaries and Manscaped. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loan is filed as Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on January 18, 2022, and the foregoing description thereof is qualified in its entirety by reference to the full text of the Working Capital Loan.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2021, we had a net loss of $1,341,378, which consists of operational and due diligence costs of $7,177,176, a loss on the initial issuance of the Private Placement Warrants of $1,716,000 and transaction costs associated with the Initial Public Offering of $788,627, offset by interest earned on marketable securities held in the Trust Account of $14,425 and changes in the fair value of warrant liabilities of $8,326,000.

For the period from September 15, 2020 (inception) through December 31, 2020, we had net loss of $4,251, which consisted of formation costs.

Liquidity and Capital Resources

On January 11, 2021, we consummated the Initial Public Offering of 23,000,000 Units at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor generating gross proceeds of $6,600,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $230,000,000 was placed in the Trust Account. We incurred $12,301,684 in Initial Public Offering related costs, including $4,325,000 of underwriting fees, $7,568,750 of deferred underwriting fees and $407,934 of other costs.

For the year ended December 31, 2021, cash used in operating activities was $2,004,860. Net loss of $1,341,378 was affected by the change in fair value of warrant liabilities of $8,326,000, transaction costs associated with Initial Public Offering of $788,627, a loss on the initial issuance of the Private Placement Warrants of $1,716,000 and interest earned on marketable securities held in the Trust Account of $14,425. Changes in operating assets and liabilities provided $5,172,316 of cash for operating activities.

For the period from September 15, 2020 (inception) through December 31, 2020, cash used in operating activities was $132. Net loss of $4,251 was affected by the change in operating assets and liabilities which provided $4,119 of cash for operating activities.

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

As of December 31, 2021, we had cash of $87,074. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through at least one year from issuance date of these financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

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

We performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Michael Mahan	46	Chief Executive Officer and Director
Hahn Lee	47	Chief Financial Officer and Secretary
Allen Shapiro	74	Non-Executive Co-Chairman
John Howard	69	Non-Executive Co-Chairman
Ciara Wilson	36	Director
Peter Guber	80	Director
Mark Shapiro	52	Director
Selena Kalvaria	35	Director

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

Hahn Lee has served as our Chief Financial Officer and Secretary since September 2020. Mr. Lee is an experienced corporate development and strategy executive and former senior equity research associate and investment banker. Mr. Lee has deep subject matter expertise in consumer internet marketplaces and digital real estate technology having served as Executive Vice President of Business Development and Strategy for realtor.com from 2018 to May 2020 (after joining as SVP in 2015), the second largest digital real estate portal in the U.S. and division of News Corp (Nasdaq: NWS, NWSA). Earlier, Mr. Lee spent 20 years in the media and entertainment space, helping television networks and studios transition to digital business models. He started his career in the Corporate Alliances group at The Walt Disney Company. Mr. Lee also covered the digital media and video game sectors as a senior equity research associate at Jefferies and was an investment banker with Bear, Stearns. He is a graduate of the Advanced Management Program at Harvard Business School. Mr. Lee received his MBA from The Anderson School at UCLA and B.A. in Business-Economics from UCLA, where he graduated summa cum laude.

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

Selena Kalvaria has served as a director since January 2021. Since June 2021, Ms. Kalvaria has served as Senior Vice President of Brand Engagement at Gucci Americas. From August 2020 to June 2021, Ms. Kalvaria was Chief Marketing Officer at Away, previously serving as Away’s Senior Vice President of Brand and Vice President of Brand Marketing since 2018. Prior to Away, Ms. Kalvaria served as Senior Director and Senior Brand Manager at Anheuser-Busch from 2015 to 2018. From 2013 to 2015, Ms. Kalvaria served as an Associate Brand Manager at Diageo. Ms. Kalvaria earned her Bachelor’s degree from Princeton University and her MBA from Harvard Business School. We believe Ms. Kalvaria’s extensive experience in senior leadership and as a marketing executive, as well as her broad network, make her a valuable member of our board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Allen Shapiro, John Howard, Ciara Wilson, Peter Guber, Mark Shapiro and Selena Kalvaria are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Below is a table summarizing certain entities to which our executive officers and directors currently have fiduciary duties or contractual obligations to another entity:

Individual	Entity	Entity’s Business	Affiliation
Allen Shapiro	Celebrands, LLC	Private Investment	Partner
John Howard	Celebrands, LLC	Private Investment	Partner
	Irving Place Capital	Private Equity	Co-Managing Partner
	Bendon	Children’s publishing	Director
	Frame Denim	Apparel	Director
	Good American, LLC	Apparel	Director
	rag & bone	Apparel	Director
	SKIMS	Apparel	Director
	Wolf & Shepherd	Shoes	Director
Michael Mahan	Dick Clark Productions	Live Entertainment	Vice Chairman (Advisory)
	Bear Creek Collectibles LLC	Collectibles	Sole manager
	Do You Know Me LLC	“Do You Know Me” brand owner	Secretary
	DYKM Card Game LLC	Card Game	Secretary
	Do You Know Me Asia LLC	Card Games	Manager
	Mahan Family Office LLC	Single Family Office	Sole Manager
Hahn Lee	N/A	N/A	N/A
Ciara Wilson	Beauty Marks Entertainment	Record and Entertainment	Founder and CEO
Peter Guber	Mandalay Entertainment(1)	Entertainment	Chairman and CEO
	aXiomatic	eSports and Gaming	Co-Executive Chairman
	Los Angeles Dodgers	Sports Team	Co-Owner
	Golden State Warriors	Sports Team	Co-Owner
	Los Angeles Football Club	Sports Team	Co-Owner
Mark Shapiro	Endeavor Group Holdings	Talent and Media	President
	Live Nation Entertainment	Entertainment	Director
	Equity Residential	Residential Real Estate	Director
	Captivate Network	Digital Media	Chairman
	Los Angeles Football Club	Sports Team	Co-Owner
Selena Kalvaria	Gucci Americas	Luxury Fashion Brand	Senior Executive

(1)	Includes Mandalay Entertainment Group and certain of its subsidiaries and other affiliates including without limitation, Mandalay Sports Media, Mandalay Pictures, etc.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Michael Mahan is a party to a restrictive covenant agreement with dcp, whereby he has agreed not to be employed or engaged with any person or entity, where in his role or capacity, he is directly engaged in a live event award show. Failure to comply with such restrictive covenant would result in Mr. Mahan foregoing deferred compensation and other rights. Mr. Mahan is also subject to an employee non-solicitation agreement with dcp. The restrictive covenant and non-solicitation agreement run until June 2022.

●	Allen Shapiro is a party to a restrictive covenant agreement with the ridge media affiliate of dcp, whereby he has agreed not to be employed or engaged with any person or entity, where in his role or capacity, he is directly engaged in a live event award show. Failure to comply with such restrictive covenant would result in Mr. Shapiro foregoing deferred compensation and other rights. Mr. Shapiro is also subject to an employee non-solicitation agreement with dcp. The restrictive covenant and non-solicitation agreement run until December 2020.

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they hold in connection with the completion of our initial Business Combination. The other members of our management team and our board of directors have entered into agreements similar to the one entered into by our initial stockholders with respect to any Public Shares acquired by them in or after the Initial Public Offering. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial Business Combination within the prescribed time frame or during any Extension Period. If we do not complete our initial Business Combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the Founder Shares will be released from the lockup. Subject to certain limited exceptions, the Private Placement Warrants will not be transferable until 30 days following the completion of our initial Business Combination. Because each of our executive officers and director own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

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

Item 11. Executive Compensation.

Since the date that our securities were first listed on Nasdaq we have paid (i) our Chief Financial Officer $12,500 per month for his services and (ii) our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. We will continue to pay our Chief Financial Officer and Sponsor such amounts through the earlier of consummation of our initial Business Combination and our liquidation. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination are and will continue to be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination. Other than these reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial Business Combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 11, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 11, 2022.

	Class A Common Stock		Class B Common Stock (2)
	Beneficially Owned	Approximate Percentage of Issued and Outstanding Class A Common Stock	Beneficially Owned	Approximate Percentage of Issued and Outstanding Class B Common Stock
Name and Address of Beneficial Owner(1)
Bright Light Sponsor LLC (our sponsor)(3)	—	—	5,630,000	19.5%
Michael Mahan(3)	—	—	5,630,000	19.5%
Allen Shapiro	—	—	—	—
John Howard	—	—	—	—
Hahn Lee	—	—	—	—
Ciara Wilson	—	—	30,000	*
Peter Guber	—	—	30,000	*
Mark Shapiro	—	—	30,000	*
Selena Kalvaria	—	—	30,000	*
All directors and officers as a group (8 individuals)	—	—	5,750,000	20%

(1)	Unless otherwise noted, the business address of each of the following is c/o Bright Lights Acquisition Corp., 12100 Wilshire Blvd Suite 1150, Los Angeles, CA 90025.

(2)	Class B common stock will automatically convert into Class A common stock concurrently with or immediately following the consummation of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-251513).

(3)	Bright Lights Sponsor LLC, our Sponsor, is the record holder of the shares of Class B common stock reported herein. The managing member of our Sponsor is a limited liability company whose managing member is Mr. Mahan. As such, Mr. Mahan may be deemed to have beneficial ownership of the common stock held directly by our Sponsor.

*	Less than one percent.

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

Related Party Convertible Promissory Note

On January 18, 2022, the Company entered into the Working Capital Loan with the Sponsor. Pursuant to the Working Capital Loan, the Sponsor agreed to loan to the Company up to $1.5 million to be used for working capital purposes. In December 2021, the Sponsor advanced $200,000 to the Company for incurred expenses, which advance is deemed to have been a drawdown under the Working Capital Loan. Up to $1.5 million of the loans may be settled in whole warrants to purchase Class A common stock of the Company at a conversion price equal to $1.00 per warrant. The warrants are identical to the Private Placement Warrants. The loans do not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete a Business Combination pursuant to its amended and restated certificate of incorporation (as amended from time to time) and the consummation of the Business Combination between the Company, the Company’s subsidiaries and Manscaped. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loan is filed as Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on January 18, 2022, and the foregoing description thereof is qualified in its entirety by reference to the full text of the Working Capital Loan.

Administrative Services Agreement

The Company agreed, commencing on January 7, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2021, $118,065 was incurred.

Lee Strategic Services Agreement

Since January 6, 2021 the Company has paid its Chief Financial Officer, Hahn Lee, $12,500 per month for his services prior to the initial Business Combination. As of December 31, 2021, $147,984 was incurred.

Promissory Note — Related Party

On September 29, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of (i) June 30, 2021, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. The outstanding balance under the Note of $155,000 was repaid at the closing of the Initial Public Offering on January 11, 2021. As of December 31, 2021, there was no amounts outstanding under the Note.

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended December 31, 2021	For the Year ended December 31, 2020
Audit Fees(1)	$130,625	$15,450
Audit-Related Fees(2)	$22,225	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total	152,850	$15,450

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

BRIGHT LIGHTS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Bright Lights Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bright Lights Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from September 15, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from September 15, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Boston, MA

March 11, 2022

PCAOB ID Number 688

BRIGHT LIGHTS ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$87,074	$56,573
Prepaid expenses	600,000	—
Total Current Assets	687,074	56,573

Deferred offering costs	—	309,175
Marketable securities held in Trust Account	230,014,425	—
TOTAL ASSETS	$230,701,499	$365,748

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$5,776,435	$4,119
Accrued offering costs	—	185,880
Promissory note – related party	200,000	155,000
Total Current Liabilities	5,976,435	344,999

Deferred underwriting fee payable	7,568,750	—
Warrant liabilities	14,480,000	—
Total Liabilities	28,025,185	344,999

Commitments and Contingencies

Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 23,000,000 and no shares subject to possible redemption at redemption value at December 31, 2021 and 2020, respectively	230,000,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at December 31, 2021 and 2020	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(27,324,261)	(4,251)
Total Stockholders’ (Deficit) Equity	(27,323,686)	20,749
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$230,701,499	$365,748

The accompanying notes are an integral part of the consolidated financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period from September 15, 2020 (Inception) Through December 31, 2020
Operating and formation costs	$7,177,176	$4,251
Loss from operations	(7,177,176)	(4,251)

Other income:
Interest earned on investments held in Trust Account	14,425	—
Change in fair value of warrant liabilities	8,326,000	—
Transaction costs associated with the Initial Public Offering	(788,627)	—
Loss on initial issuance of Private Placement Warrants	(1,716,000)	—
Total other income, net	5,835,798	—

Net loss	$(1,341,378)	$(4,251)

Weighted average shares outstanding of Class A common stock	22,306,849	—
Basic and diluted net loss per share, Class A	$(0.05)	$—
Weighted average shares outstanding of Class B common stock	5,727,397	5,000,000
Basic and diluted net loss per share, Class B	$(0.05)	$(0.00)

The accompanying notes are an integral part of the consolidated financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S (DEFICIT) EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — September 15, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net income	—	—	—	—	—	(4,251)	(4,251)

Balance — December 31, 2020	—	$—	5,750,000	$575	$24,425	$(4,251)	$20,749

Remeasurement adjustment on redeemable common stock	—	—	—	—	(24,425)	(25,978,632)	(26,003,057)

Net loss	—	—	—	—	—	(1,341,378)	(1,341,378)

Balance – December 31, 2021	—	$—	5,750,000	$575	$—	$(27,324,261)	$(27,323,686)

The accompanying notes are an integral part of the consolidated financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from September 15, 2020 (Inception) Through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,341,378)	$(4,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(8,326,000)	—
Loss on initial issuance of Private Placement Warrants	1,716,000	—
Interest earned on marketable securities held in Trust Account	(14,425)	—
Transaction costs associated with the Initial Public Offering	788,627	—
Changes in operating assets and liabilities:
Prepaid expenses	(600,000)	—
Accrued expenses	5,772,316	4,119
Net cash used in operating activities	(2,004,860)	(132)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount paid	225,675,000	—
Proceeds from sale of Private Placements Warrants	6,600,000	—
Proceeds from promissory note - related party	200,000	155,000
Repayment of promissory note – related party	(155,000)	—
Payment of offering costs	(284,639)	(98,295)
Net cash provided by financing activities	232,035,361	56,705

Net Change in Cash	30,501	56,573
Cash – Beginning of period	56,573	—
Cash – End of period	$87,074	$56,573

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$185,880
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000
Remeasurement adjustment on redeemable common stock	$26,003,057	$—
Deferred underwriting fee payable	$7,568,750	$—
Initial classification of warrant liability	$22,806,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

BRIGHT LIGHTS ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has four wholly-owned subsidiaries, Bright Lights Parent Corp. (“ParentCo”), Mower Merger Sub Corp. (“Merger Sub Corp”), Mower Intermediate Holdings, Inc. (“Intermediate Holdco”), and Mower Merger Sub 2, LLC (Merger Sub LLC”), which is a direct wholly-owned subsidiary of Intermediate Holdco. All subsidiaries were incorporated in the state of Delaware on November, 10, 2021.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not yet commenced any operations. All activity for the period September 15, 2020 (inception) through December 31, 2021 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company believes it will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. On November 22, 2021, the Company, Mower Merger Sub Corp. (“Merger Sub”) and Manscaped, LLC (“Manscaped”) entered into a business combination agreement relating (see Note 6).

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

The Company will have until January 11, 2023 to complete a Business Combination or any extended period of time that the Company has to consummate a Business Combination as a result of an amendment to the Amended and Restated Certificate of Incorporation (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern

As of December 31, 2021, the Company had $87,074 in its operating bank accounts, $230,014,425 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $5,274,936, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of December 31, 2021, approximately $14,425 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were charged to temporary equity and warrants upon the completion of the Initial Public Offering. Offering costs amounting to $12,301,684 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $788,627 were expensed as of the date of the Initial Public Offering.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. At December 31, 2020, there were no assets held in the Trust Account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	$(14,490,000)
Class A common stock issuance costs	$(11,513,057)
Plus:
Remeasurement adjustment on redeemable common stock	$26,003,057
Class A common stock subject to possible redemption	$230,000,000

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

The Company accounts for the Public Warrants and Private Placement Warrants (together, the “Warrants”) in accordance with the guidance contained in ASC 815-40. The Warrants are not considered indexed to the Company’s own common stock, and as such, the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available were valued using the Modified Monte Carlo Simulation and Modified Black Scholes option pricing models (see Note 9).

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating net loss per common share. The remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from net loss per common share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,100,000 shares of Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the Period From September 15, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(1,067,334)	$(274,044)	$—	$(4,251)
Denominator:
Basic and diluted weighted average common shares outstanding	22,306,849	5,727,397	—	5,000,000
Basic and diluted net loss per common share	$(0.05)	$(0.05)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

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

NOTE 3 — INITIAL PUBLIC OFFERING

On January 11, 2021, pursuant to the Initial Public Offering, the Company sold 23,000,000 Units which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 9).

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

Administrative Support Agreement

The Company agreed, commencing on January 7, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company incurred and paid $118,065 in fees for these services. As of December 31, 2020 no expense was incurred.

Lee Strategic Services Agreement

Commencing on January 6, 2021 the Company will pay its Chief Financial Officer, Hahn Lee, $12,500 per month for his services prior to the initial Business Combination. For the year ended December 31, 2021, the Company incurred and paid $147,984 in fees for these services. As of December 31, 2020 no expense was incurred.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In December 2021, the Sponsor advanced $200,000 to the Company for incurred expenses as an advance. On January 28, 2022, the $200,000 advance was converted into a Working Capital Loan via a promissory note. As of December 2020, there was no amount outstanding under the Working Capital Loan.

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

Business Combination Agreement

On November 22, 2021, the Company entered into a Business Combination Agreement (the “BCA”), by and among the Company, Bright Lights Parent Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“ParentCo”), Mower Intermediate Holdings, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Intermediate Holdco”), Mower Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of ParentCo (“Merger Sub Corp”), Mower Merger Sub 2, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Intermediate Holdco (“Merger Sub LLC”), and Manscaped, LLC, a Delaware limited liability company (“Manscaped”).

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, among others: (i) the Company and ParentCo will enter into a merger transaction pursuant to which the Company will merge with and into ParentCo (the “ParentCo Merger”), pursuant to which the separate corporate existence of the Company will cease and ParentCo will be the surviving corporation, (ii) Merger Sub Corp will merge with and into Manscaped, Inc., a Delaware corporation and a wholly owned subsidiary of Manscaped (“Manscaped, Inc.”), pursuant to which the separate corporate existence of Merger Sub Corp will cease and Manscaped, Inc. will be the surviving corporation and a wholly owned subsidiary of ParentCo (the “Manscaped, Inc. Merger”), (iii) Manscaped, Inc. will merge with and into Merger Sub LLC (such merger, the “Second Merger” and, together with the Manscaped, Inc. Merger, the “Mergers”), with Merger Sub LLC being the surviving entity of the Second Merger (the “Surviving Entity”), and (iv) following the Mergers, (x) Intermediate Holdco will contribute all of its interest in the Surviving Entity to Manscaped in exchange for limited liability company interests of Manscaped and (y) Intermediate Holdco will become the managing member of Manscaped pursuant to an amended and restated limited liability company agreement of Manscaped. Following the closing (the “Closing”) of the series of transactions contemplated by the Business Combination Agreement (such transactions, the “Business Combination”), the name of ParentCo is expected to change to Manscaped, Inc.

As a result of and upon the effective time of the ParentCo Merger (the “Effective Time”), (1) each then issued and outstanding share of Class A common stock, par value $0.0001 per share, of the Company (the “BLTS Class A Common Stock”), will convert automatically, on a one-for-one basis, into a share of Class A common stock, par value $0.0001 per share, of ParentCo (the “ParentCo Class A Common Stock”), (2) each then issued and outstanding share of Class B common stock, par value $0.0001 per share, of the Company (the “BLTS Class B Common Stock”), will convert automatically, on a one-for-one basis, into a share of ParentCo Class A Common Stock, (3) each then issued and outstanding redeemable warrant of BLTSW (each, a “BLTS Warrant”) will convert automatically into a redeemable warrant to acquire one share of ParentCo Class A Common Stock (each, a “ParentCo Warrant”) pursuant to the Assignment, Assumption and Amendment Agreement between the Company and Continental Stock Transfer & Trust Company (“Continental”), as warrant agent (the “Warrant Amendment”), and (4) each of the then issued and outstanding units of the Company that have not been previously separated into the underlying shares of BLTS Class A Common Stock and underlying BLTS Warrants upon the request of the holder thereof, will be cancelled and will entitle the holder thereof to one share of ParentCo Class A Common Stock and one-half of one ParentCo Warrant.

Prior to the completion of the Business Combination, (i) 100% of the capital stock of Manscaped, Inc. will be distributed to the equityholders of Manscaped, pro rata in accordance with their respective interests in Manscaped, and (ii) each of the outstanding limited liability company units of Manscaped (“LLC Units”) (other than Incentive Units) will be recapitalized into a single class of limited liability company units, in each case in accordance with the terms and conditions of the Restructuring Agreement (as defined in the Business Combination Agreement).

Additionally, pursuant to the Business Combination Agreement and Manscaped’s limited liability company agreement (which will be amended at Closing), following the achievement of certain milestones, ParentCo will issue ParentCo Class A Common Stock or restricted stock units in ParentCo Class A Common Stock to each holder of Manscaped, Inc. capital stock or restricted stock units of ParentCo as of immediately prior to the effective time of the Manscaped, Inc. Merger with a pro rata portion thereof in excess of zero (each, a “ParentCo Participant” ) in accordance with such ParentCo Participant’s pro rata portion thereof (“ParentCo Earnout”), and Manscaped will issue earnout units in Manscaped to each holder of Manscaped as of immediately following the Closing (each a “Manscaped Participant”) in accordance with such Manscaped Participant’s pro rata portion thereof (“Manscaped Earnout”). The earnout milestones are as follows: (A) if the closing share price of ParentCo Class A Common Stock equals or exceeds $12.50 per share for any 20 trading days within any consecutive 30-trading day period commencing on or after the 150th day after the date on which the Closing takes place (the “Closing Date”) and ending on or prior to the five-year anniversary of the Closing Date (such period, the “Earnout Period”); (B) if the closing share price of ParentCo Class A Common Stock equals or exceeds $15.00 per share for any 20 trading days within any consecutive 30-trading day period during the Earnout Period; and (C) if the closing share price of ParentCo Class A Common Stock equals or exceeds $17.50 per share for any 20 trading days within any consecutive 30-trading day period during the Earnout Period. The $12.50, $15.00 and $17.50 share price milestones, respectively, shall also be deemed to have been achieved if (1) after the Closing Date and prior to the five-year anniversary of the Closing Date, there is a merger, consolidation, business combination, sale of substantially all the assets, reorganization, recapitalization, liquidation, dissolution or other similar transaction with respect to ParentCo and its subsidiaries, taken as a whole, whereby all or substantially all of the holders of the outstanding shares of ParentCo Class A Common Stock have such shares converted, exchanged or otherwise replaced with the right to receive cash, securities or other property (an “Earnout Strategic Transaction”), or a definitive agreement providing therefor has been entered into during such time and such transaction is ultimately consummated, and (2) the per share value of the consideration to be received in such transaction equals or exceeds $12.50, $15.00 or $17.50 per share, respectively. Earnout shares or units in respect of each milestone may be issued and earned only once. A total of 38,270,000 shares of ParentCo Class A Common Stock shall be subject to the earnout, taking into account both the ParentCo Earnout and the Manscaped Earnout (on an as converted to ParentCo Class A Common Stock basis).

On January 10, 2022, the parties to the BCA entered into the First Amendment to Business Combination Agreement (the “BCA Amendment”). The BCA Amendment provides that each of the outstanding Company LLC Units (as defined in the BCA) and the shares issuable pursuant to the applicable earnout milestone will be treated as converted to ParentCo Class A common stock, as applicable, issued and to be taken into account in calculating the per share price for purposes of determining whether any earnout milestone has been achieved in connection with certain transactions where all or substantially all the holders of outstanding shares of ParentCo Class A common stock have such shares converted, exchanged or otherwise replaced with the right to receive cash, securities or other property. Additionally, pursuant to the BCA Amendment, the definition of “Earnout Consideration” is amended with respect to each holder of ParentCo Class A common stock and each holder of restricted stock units of ParentCo to equal a portion of the available earnout shares or the available earnout restricted stock units, respectively, as determined by the Board of Managers of Manscaped. The BCA Amendment also removes the definition of “Earnout Pro Rata Portion”. The BCA Amendment also revises the figure in Section 2.4(a) of the BCA to read “22,244,958 Company LLC Units” and amends Section 6.3(a) of the BCA such that, if the registration statement filed in connection with the parties’ business combination is not effective by February 15, 2022, Manscaped shall act in good faith to deliver to the Company its audited financial statements as of and for the years ended December 31, 2021, as soon as reasonably practicable following such date.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, the Company and ParentCo entered into Subscription Agreements (the “Subscription Agreements”) with certain investors including affiliates and related parties of the Company’s sponsor, Bright Lights Sponsor LLC (the “Sponsor”) (each, a “PIPE Investor”), pursuant to which the PIPE Investors agreed to purchase, in the aggregate, approximately 8,245,873 shares of ParentCo’s Class A Common Stock at $9.20 per share for an aggregate commitment amount of approximately $75 million. In the case of Subscription Agreements entered into with entities, the purchase of shares is subject to certain concentration limits. The Subscription Agreement for entities permits PIPE Investors prior to the Closing to reduce the number of PIPE Shares that they are required to purchase at the Closing with shares of Class A Common Stock acquired after the date of the Subscription Agreement and not redeemed, shares of Class A Common Stock issuable upon warrants acquired after the date of the Subscription Agreement and not transferred, and such that the shares subscribed for do not result in the PIPE Investor exceeding the beneficial ownership limit for ParentCo’s Class A Common Stock that is set forth on such PIPE Investor’s signature page.

The obligation of the parties to consummate the purchase and sale of the shares covered by each Subscription Agreement is conditioned upon, among other things, the substantially concurrent Closing.

The Subscription Agreements provide that ParentCo is required to file with the SEC, within 30 calendar days after the Closing Date, a shelf registration statement covering the resale of all shares acquired by the PIPE Investors pursuant to the Subscription Agreements which are eligible for registration (determined two business days prior to such submission or filing) and to use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 60th day after the Filing Deadline (defined as 30 calendar days after the closing date under the Subscription Agreements), or the 90th day if the SEC notifies ParentCo that it will “review” such registration statement and (ii) the fifth business day after the date ParentCo is notified (orally or in writing, whichever is earlier) by the SEC that such registration statement will not be “reviewed” or will not be subject to further review.

Additionally, pursuant to the Subscription Agreements, the PIPE Investors agreed to waive any and all right, title and interest, or any claims of any kind that they have, or may have in the future, in or to any monies held in the trust account established in connection with the Company’s initial public offering, and agreed not to seek recourse against such trust account as a result of, or arising out of, the Subscription Agreements.

The Subscription Agreements will terminate and be void and of no further force and effect, upon the earlier to occur of (i) such date and time as the Business Combination Agreement is terminated in accordance with its terms, (ii) upon the mutual written agreement of the Company and the applicable PIPE Investor, (iii) if the conditions to Closing (as defined in the Subscription Agreements) set forth in the Subscription Agreements are not satisfied or are not capable of being. Closing (as defined in the Subscription Agreements) and, as a result thereof, the transactions contemplated therein will not be or are not consummated at the Closing (as defined in the Subscription Agreements), and (iv) if the Closing has not occurred by June 22, 2022.

Manscaped Equityholders Support Agreement

In connection with the execution of the Business Combination Agreement, the Company entered into a support agreement with Manscaped and certain equityholders of Manscaped (the “Manscaped Unitholders” and, such agreement, the “Manscaped Equityholders Support Agreement”). Pursuant to the Manscaped Equityholders Support Agreement, Manscaped Unitholders agreed to, among others, vote to adopt and approve, upon the effectiveness of the Registration Statement, the BCA and all other documents and transactions contemplated thereby, in each case, subject to the terms and conditions of the Manscaped Equityholders Support Agreement, and vote against any alternative merger, purchase of assets or proposals that would impede, frustrate, prevent or nullify any provision of the Manscaped Equityholders Support Agreement, the BCA or any other ancillary agreements in connection with the Business Combination, or result in a breach of any covenant, representation, warranty or any other obligation or agreement under the Business Combination.

Pursuant to the Manscaped Equityholders Support Agreement, Manscaped Unitholders also agreed, among others, (a) to approve and adopt the Business Combination Agreement and the Business Combination; (b) to authorize and approve the Business Combination to the extent the approval of any of the Manscaped Unitholders is required or applicable pursuant to Manscaped’s limited liability company agreement (as amended, the “Manscaped LLC Agreement”); (c) to exercise the drag-along rights pursuant to and in accordance with the Manscaped LLC Agreement; (d) to authorize and approve the Manscaped, Inc. Merger to the extent the approval of any of the stockholders of Manscaped, Inc. is required or applicable pursuant to the organizational documents of Manscaped, Inc.; and (e) to approve and consent to any such other circumstances where a consent or approval is required under Manscaped’ governing documents or Manscaped’ financing agreements or otherwise sought with respect to the Business Combination Agreement and the Business Combination.

The Manscaped Equityholders Support Agreement will terminate in its entirety, and be of no further force or effect, upon the earliest to occur of (a) the Expiration Time (as defined in the Manscaped Equityholders Support Agreement) and (b) as to each Company Stockholder (as defined in the Manscaped Equityholders Support Agreement), the written agreement of the Company, Manscaped and such Company Stockholder. Upon such termination of the Manscaped Equityholders Support Agreement, all obligations of the parties under the Manscaped Equityholders Support Agreement will terminate, without any liability or other obligation on the part of any party thereto to any person in respect thereof or the transactions contemplated thereby, and no party thereto will have any claim against another (and no person will have any rights against such party), whether under contract, tort or otherwise, with respect to the subject matter thereof; provided, however, that the termination of the Manscaped Equityholders Support Agreement will not relieve any party thereto from liability arising in respect of any breach of the Manscaped Equityholders Support Agreement prior to such termination.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Company, Sponsor, Manscaped and certain individuals set forth on Schedule I thereto entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”). Pursuant to the Sponsor Support Agreement, the Sponsor and each director and officer of the Company agreed to, among others, vote to adopt and approve the Business Combination Agreement and all other documents and transactions contemplated thereby, in each case, subject to the terms and conditions of the Sponsor Support Agreement.

Pursuant to the Sponsor Support Agreement, the Sponsor also agreed that, immediately prior to the consummation of the ParentCo Merger (but subject to the prior satisfaction of all of the conditions to Closing), Sponsor will contribute, transfer, assign, convey and deliver to the Company all of its 5,630,000 outstanding shares of BLTS Class B Common Stock, and in exchange, the Company will issue to Sponsor 5,055,000 shares of BLTS Class A Common Stock. The Sponsor also agreed to subject 1,035,000 shares of its ParentCo common stock (the “Sponsor Earnout Shares”), which are comprised of two equal tranches (the “First Target Sponsor Earnout Shares” and the “Second Target Sponsor Earnout Shares,” respectively), to potential forfeiture to ParentCo for no consideration until the occurrence of certain earnout vesting conditions. If, at any time during the period beginning on the Closing Date and ending five years after the Closing Date (such period, the “Sponsor Earnout Period”), the closing share price of ParentCo Class A Common Stock for 20 out of any 30 consecutive trading days equals or exceeds $12.50, then the First Target Sponsor Earnout Shares, or if such price equals or exceeds $15.00 per share, then the Second Target Sponsor Earnout Shares, will immediately vest and no longer be subject to forfeiture. If, upon the expiration of the Sponsor Earnout Period, either such condition has not been met, any Sponsor Earnout Shares that failed to vest will be automatically forfeited and transferred to ParentCo for no consideration. Additionally, in the event that there is an Earnout Strategic Transaction during the Sponsor Earnout Period, then, to the extent that the holders of shares of ParentCo Class A Common Stock receive a price per share of ParentCo Class A Common Stock (such price, the “Earnout Strategic Transaction Price”) that is greater than or equal to the applicable ParentCo trading price described above, any Sponsor Earnout Shares that have not previously vested will be deemed to have vested to the extent that such Sponsor Earnout Shares would have vested if the ParentCo trading price had been the Earnout Strategic Transaction Price for any 20 trading days within any period of 30 trading days during the Sponsor Earnout Period immediately prior to the closing of such transaction.

The Sponsor Support Agreement will terminate in its entirety, and be of no further force or effect, upon the earliest to occur of (a) the Expiration Time (as defined in the Sponsor Support Agreement), (b) the liquidation of the Company and (c) the written agreement of the Company, the Sponsor, the persons set forth on Schedule I thereto and Manscaped. Upon such termination of the Sponsor Support Agreement, all obligations of the parties under the Sponsor Support Agreement will terminate, without any liability or other obligation on the part of any party thereto to any person in respect thereof or the transactions contemplated thereby, and no party thereto will have any claim against another (and no person will have any rights against such party), whether under contract, tort or otherwise, with respect to the subject matter thereof; provided, however, that the termination of the Sponsor Support Agreement will not relieve any party thereto from liability arising in respect of any breach of the Sponsor Support Agreement prior to such termination.

First Amendment to Sponsor Support Agreement

As previously announced, in connection with the execution of the Business Combination Agreement, the Company, Sponsor, Manscaped and certain individuals set forth on Schedule I thereto entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”).

On January 10, 2022, the parties to the Sponsor Support Agreement entered into the First Amendment to Sponsor Support Agreement (the “SSA Amendment”). Pursuant to the SSA Amendment, the definition of “Earnout Strategic Transaction Price,” which is the price used to determine whether the shares owned by the Sponsor that, as part of the transactions contemplated by the BCA, as amended, are to be subjected to potential forfeiture to ParentCo for no consideration until the occurrence of certain earnout vesting conditions (such shares, the “Sponsor Earnout Shares”), will vest in connection with certain transactions, was amended such that the Sponsor Earnout Shares to be issued are to be taken into account when determining the Earnout Strategic Transaction Price.

Warrant Amendment

Concurrently with the execution of the Business Combination Agreement, the Company, ParentCo and Continental executed the Warrant Amendment, to be effective upon closing, pursuant to which the Warrant Agreement, dated as of January 6, 2021, by and between the Company and Continental (the “Warrant Agreement”), which, among other things, the Company will agree to assign all of its right, title and interest in the Warrant Agreement to ParentCo.

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

Vendor Agreements

On June 24, 2021, the Company entered into an agreement with a vendor for transaction services  related to the Business Combination. On August 5, 2021, the Company entered into an additional agreement with the same vendor for PIPE services relating to the Business Combination. At the closing of the Business Combination, the advisor shall receive a cash transaction fee of approximately $7,800,000, which shall be inclusive of both. These fees will only become due and payable upon the consummation of a Business Combination.

On September 17, 2021, the Company entered into an agreement with a vendor for investment banking services related to the pending Business Combination. Specifically, the agreement relates  to assisting in raising the funds as part of the PIPE financing. The agreement calls for the vendor to receive a capital markets advisory fee of $1,500,000 and a portion of the placement fee that equals to 4% of the gross proceeds of securities sold in the PIPE placement. These fees will only become due and payable upon the consummation of an initial business combination.

Upon the consummation of the Business Combination, the Company will extend its directors and officers insurance policy for a fee of approximately $2,500,000.

Upon the closing of the Business Combination, the Company expects to pay approximately $100,000 for fees related to printer and proxy related services.

NOTE 7 — CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which is presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets is as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$39,376	$893
Startup and organizational costs	1,126,756	—
Total deferred tax assets	1,166,132	893
Valuation Allowance	(1,166,132)	(893)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(1,165,239)	(893)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	1,165,239	893
Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $183,256 and $4,251 of U.S. federal net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period September 15, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $1,165,239 and $893, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.00%	21.00%
Transaction costs allocable to warrant liabilities	130.35%	0.00%
Change in fair value of warrants	(12.35)%	0.00%
Fair value of private warrant liability in excess of proceeds	(26.86)%	0.00%
Business Combination Expenses	(25.27)%	0.00%
Valuation allowance	(86.87)%	(21.00)%
Income tax provision	0.00%	0.00%

The Company files income tax returns in the U.S. federal and California jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities.

NOTE 10 — FAIR VALUE MEASUREMENTS

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

At December 31, 2021, assets held in the Trust Account were comprised of $230,014,425 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$230,014,425
Liabilities:
Warrant Liability – Public Warrants	1	$9,200,000
Warrant Liability – Private Placement Warrants	2	$5,280,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying December 31, 2021 balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

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

The key inputs into the Level 3 assumptions were as follows:

	January 11, 2021
	(Initial Measurement)
Input	Public Warrants	Private Warrants
Class A Common Share Price Grossed Up to the IBC Date	$9.28	$9.28
Redemption Trigger Price	$18.00
Exercise price	$11.50	$11.50
Risk-Free Rate	0.94%	0.94%
Volatility	26.0%	26.0%
Years to Expiration (From Expected IBC Date)	5.00	5.00
Dividend Yield	0.00%	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial fair value as of January 11, 2021	8,316,000	14,490,000	22,806,000
Change in fair value	(4,224,000)	(7,360,000)	(11,584,000)
Transfer to Level 1	—	(7,130,000)	(7,130,000)
Transfer to Level 2	(4,092,000)	—	(4,092,000)
Fair value as of December 31, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $7,130,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021 was $4,092,000. There were no changes between levels during the year ended December 31, 2021.

NOTE 11 — SUBSEQUENT EVENTS

(1)	The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 10, 2022, the Company entered into the First Amendment to Business Combination Agreement (See Note 6).

On January 28, 2022, the $200,000 advance from the company sponsor was converted into a Working Capital Loan via a promissory note (See Note 5).

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

No.	Description of Exhibit
2.1(3)	Business Combination Agreement, dated as of November 22, 2021, by and among the Company, Bright Lights Parent Corp., Mower Intermediate Holdings, Inc., Mower Merger Sub Corp., Mower Merger Sub 2, LLC and Manscaped Holdings, LLC.
2.2(4)	First Amendment to Business Combination Agreement, dated as of January 10, 2022, by and among the Company, Bright Lights Parent Corp., Mower Intermediate Holdings, Inc., Mower Merger Sub Corp., Mower Merger Sub 2, LLC and Manscaped Holdings, LLC.
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(1)	Bylaws.
4.1(1)	Warrant Agreement, dated January 6, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(2)	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated January 6, 2021, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated January 6, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated January 6, 2021, among the Company, the Sponsor and certain other security holders party thereto.
10.4(1)	Private Placement Warrants Purchase Agreement, dated January 6, 2021, between the Company and the Sponsor.
10.5(1)	Administrative Services Agreement, dated January 6, 2021, between the Company and Bright Lights Sponsor LLC.
10.6(1)	Strategic Services Agreement, dated January 6, 2021, between the Company and Hahn Lee.
10.7(1)	Indemnity Agreement, dated January 6, 2021, between the Company and Michael Mahan.
10.8(1)	Indemnity Agreement, dated January 6, 2021, between the Company and Hahn Lee.
10.9(1)	Indemnity Agreement, dated January 6, 2021, between the Company and Allen Shapiro.
10.10(1)	Indemnity Agreement, dated January 6, 2021, between the Company and John Howard.
10.11(1)	Indemnity Agreement, dated January 6, 2021, between the Company and Ciara Wilson.
10.12(1)	Indemnity Agreement, dated January 6, 2021, between the Company and Peter Guber.
10.13(1)	Indemnity Agreement, dated January 6, 2021, between the Company and Mark Shapiro.
10.14(1)	Indemnity Agreement, dated January 6, 2021, between the Company and Selena Kalvaria.
10.15(3)	Form of Subscription Agreement, dated November 22, 2021, between the Company, Bright Lights Parent Corp., and the undersigned subscribers (entities).
10.16(3)	Form of Excluded Investor Subscription Agreement, dated November 22, 2021, between the Company, Bright Lights Parent Corp., and the undersigned subscribers (individuals).
10.17(3)	Equityholder Support Agreement, dated as of November 22, 2021, by and among the Company, Manscaped Holdings, LLC.
10.18(3)	Sponsor Support Agreement, dated as of November 22, 2021, by and among the Company, Bright Lights Sponsor LLC, Manscaped Holdings, LLC and the persons set forth on Schedule I thereto.
10.19(3)	Assignment, Assumption and Amendment Agreement, dated as of November 22, 2021, by and among the Company, Bright Lights Parent Corp. and Continental Stock Transfer & Trust Company.
10.20(4)	First Amendment to Sponsor Support Agreement, dated as of January 10, 2022, by and among the Company, Bright Lights Sponsor LLC, Manscaped Holdings, LLC and the persons set forth on Schedule I of the Sponsor Support Agreement.
10.21(5)	Convertible Promissory Note, dated as of January 18, 2022, by and between the Company and Bright Lights Sponsor LLC.
14.01(2)	Code of Ethics and Business Conduct of Bright Lights Acquisition Corp.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 31, 2021 and incorporated by reference herein.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 23, 2021.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2022.

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

/s/ Michael Mahan
Name:	Michael Mahan
Title:	Chief Executive Officer and Director
Date:	March 11, 2022

/s/ Hahn Lee
Name:	Hahn Lee
Title:	Chief Financial Officer and Secretary
Date:	March 11, 2022

/s/ Allen Shapiro
Name:	Allen Shapiro
Title:	Co-Chairman of the Board of Directors
Date:	March 11, 2022

/s/ John Howard
Name:	John Howard
Title:	Co-Chairman of the Board of Directors
Date:	March 11, 2022

/s/ Ciara Wilson
Name:	Ciara Wilson
Title:	Director
Date:	March 11, 2022

/s/ Peter Guber
Name:	Peter Guber
Title:	Director
Date:	March 11, 2022

/s/ Mark Shapiro
Name:	Mark Shapiro
Title:	Director
Date:	March 11, 2022

/s/ Selena Kalvaria
Name:	Selena Kalvaria
Title:	Director
Date:	March 11, 2022