Form 10-Q
period 2022-03-31
Bright Lights Acquisition Corp.
filed 2022-05-17
CIK 1827328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 23,000,000 shares of Class A common stock, $0.0001 par value and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BRIGHT LIGHTS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022
TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BRIGHT LIGHTS ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$49,939	$87,074
Prepaid expenses	494,625	600,000
Total Current Assets	544,564	687,074

Marketable securities held in Trust Account	230,033,197	230,014,425
TOTAL ASSETS	$230,577,761	$230,701,499

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$5,996,003	$5,776,435
Advance – related party	—	200,000
Total Current Liabilities	5,996,003	5,976,435

Convertible Promissory Note – related party, at fair value	725,000	—
Deferred underwriting fee payable	7,568,750	7,568,750
Warrant liabilities	9,955,000	14,480,000
Total Liabilities	24,244,753	28,025,185

Commitments and Contingencies
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 23,000,000 shares subject to possible redemption at redemption value as of March 31, 2022 and December 31, 2021	230,000,000	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(23,667,567)	(27,324,261)
Total Stockholders’ Deficit	(23,666,992)	(27,323,686)
TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES AND STOCKHOLDERS’ DEFICIT	$230,577,761	$230,701,499

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Operating and formation costs	$887,078	$474,861
Loss from operations	(887,078)	(474,861)

Other income (expense):
Interest earned on investments held in Trust Account	18,772	3,034
Change in fair value of warrant liabilities	4,525,000	11,584,000
Transaction costs associated with the Initial Public Offering	—	(788,627)
Loss on initial issuance of Private Placement Warrants	—	(1,716,000)
Total other income, net	4,543,772	9,082,407

Net income	$3,656,694	$8,607,546

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000
Basic net income per share, Class A common stock	$0.13	$0.30

Weighted average shares outstanding of Class B common stock	5,750,000	5,658,333
Basic net income per share, Class B common stock	$0.13	$0.30
Weighted average shares outstanding of Class A common stock	23,000,000	22,744,444
Diluted net income per share, Class A common stock	$0.13	$0.30

Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000
Diluted net income per share, Class B common stock	$0.13	$0.30

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	5,750,000	$575	$—	$(27,324,261)	$(27,323,686)

Net income	—	—	—	—	—	3,656,694	3,656,694
Balance – March 31, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(23,667,567)	$(23,666,992)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	5,750,000	$575	$24,425	$(4,251)	$20,749

Remeasurement adjustment on redeemable common stock	—	—	—	—	(24,425)	(25,978,632)	(26,003,057)

Net income	—	—	—	—	—	8,607,546	8,607,546
Balance – March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(17,375,337)	$(17,374,762)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,656,694	$8,607,546
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(4,525,000)	(11,584,000)
Loss on initial issuance of Private Placement Warrants	—	1,716,000
Interest earned on marketable securities held in Trust Account	(18,772)	(3,034)
Transaction costs associated with the Initial Public Offering	—	788,627
Changes in operating assets and liabilities:
Prepaid expenses	105,375	(1,099,953)
Accrued expenses	219,568	165,415
Net cash used in operating activities	(562,135)	(1,409,399)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount paid	—	225,675,000
Proceeds from sale of Private Placements Warrants	—	6,600,000
Proceeds from Convertible Promissory Note – related party	525,000	—
Repayment of Convertible Promissory Note – related party	—	(155,000)
Payment of offering costs	—	(284,639)
Net cash provided by financing activities	525,000	231,835,361

Net Change in Cash	(37,135)	425,962
Cash – Beginning of period	87,074	56,573
Cash – End of period	$49,939	$482,535

Non-Cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$—	$26,003,057
Deferred underwriting fee payable	$—	$7,568,750
Initial classification of warrant liability	$—	$22,806,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

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

The Company has four wholly-owned subsidiaries, Bright Lights Parent Corp. (“ParentCo”), Mower Merger Sub Corp. (“Merger Sub Corp”), Mower Intermediate Holdings, Inc. (“Intermediate Holdco”), and Mower Merger Sub 2, LLC (Merger Sub LLC”), which is a direct wholly-owned subsidiary of Intermediate Holdco. All subsidiaries were incorporated in the state of Delaware on November 10, 2021.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period September 15, 2020 (inception) through March 31, 2022 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company believes it will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. On November 22, 2021, the Company, Mower Merger Sub Corp. (“Merger Sub”) and Manscaped, LLC (“Manscaped”) entered into a business combination agreement (see Note 6).

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

Following the closing of the Initial Public Offering on January 11, 2021, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

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

BRIGHT LIGHTS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

(Unaudited)

Going Concern

As of March 31, 2022, the Company had $49,939 in its operating bank accounts, $230,033,197 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $5,618,242, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of March 31, 2022, $33,197 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through January 11, 2023, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

In February 2022, Russia commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect our stock price and our search for a target company. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 14, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities as well as the fair value of the Convertible Promissory Note (as defined under Note 2 herein). Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

Marketable Securities Held in Trust Account

As of March 31, 2022 and December 31, 2021, substantially all of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(14,490,000)
Class A common stock issuance costs	(11,513,057)
Plus:
Remeasurement adjustment on redeemable common stock	26,003,057
Class A common stock subject to possible redemption	$230,000,000

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had a deferred tax asset of $1,235,605 and $1,166,132, which had a full valuation allowance recorded against it.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2022, due to the valuation allowance recorded on the Company’s net operating losses, the change in the fair value of the warrants liabilities and transaction costs incurred in connection with the Initial Public Offering.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating net income per common share. The remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from net income per common share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events and (iii) any warrants that could be acquired through conversion of convertible debt. The warrants are exercisable to purchase 18,100,000 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income per common share
Numerator:
Allocation of net income, as adjusted	$2,925,355	$731,339	$6,908,063	$1,699,483
Denominator:
Basic weighted average common shares outstanding	23,000,000	5,750,000	23,000,000	5,658,333
Basic net income per common share	$0.13	$0.13	$0.30	$0.30
Diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$2,925,355	$731,339	$6,870,597	$1,736,949
Denominator:
Diluted weighted average common shares outstanding	23,000,000	5,750,000	22,744,444	5,750,000
Diluted net income per common share	$0.13	$0.13	$0.30	$0.30

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Convertible Promissory Note – Related Party

The Company accounts for the Convertible Promissory Note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for the Convertible Promissory Note. Using the fair value option, the Convertible Promissory Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Convertible Promissory Note are recognized as non-cash change in the fair value of the Convertible Promissory Note in the condensed statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.

On January 18, 2022, the Company entered into a convertible promissory note (the “Convertible Promissory Note”) with the Sponsor. Pursuant to the Convertible Promissory Note, the Sponsor agreed to loan to the Company up to $1.5 million to be used for working capital purposes.

NOTE 3 — INITIAL PUBLIC OFFERING

On January 11, 2021, pursuant to the Initial Public Offering, the Company sold 23,000,000 Units which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On September 29, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the amount of Founder Shares outstanding equals, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

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

Administrative Services Agreement

The Company agreed, commencing on January 7, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and March 31, 2021, the Company incurred and paid $30,000 and $28,065, respectively, in fees for these services.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Lee Strategic Services Agreement

Commencing on January 6, 2021, the Company agreed to pay its Chief Financial Officer, Hahn Lee, $12,500 per month for his services prior to the initial Business Combination. For the three months ended March 31, 2022 and March 31, 2021, the Company incurred and paid $37,500 and $35,484, respectively, in fees for these services.

Promissory Note — Related Party

On September 29, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and is payable on the earlier of (i) June 30, 2021, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. As of December 31, 2020, there was $155,000 in borrowings outstanding under the Promissory Note. The outstanding balance under the Note of $155,000 was repaid at the closing of the Initial Public Offering on January 11, 2021. Borrowings under the Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In December 2021, the Sponsor advanced $200,000 to the Company for incurred expenses as an advance. On January 18, 2022, the $200,000 advance was converted into a Working Capital Loan via the Convertible Promissory Note. As of March 31, 2022 and December 31, 2021, there were $725,000 and $0, respectively, outstanding under our Working Capital Loans. Management has determined the fair value of the note is more accurately recorded at par since the difference between the fair value of the Convertible Promissory Note and the par value of the Convertible Promissory Note was deemed to be immaterial. As such, no fair value change was booked to the condensed consolidated statement of operations.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on January 6, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Convertible Promissory Note (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Convertible Promissory Note and upon conversion of the Founder Shares) will have registration rights to require the Company to register a sale of any of our securities held by them. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Prior to the completion of the Business Combination, (i) 100% of the capital stock of Manscaped, Inc. will be distributed to the equity holders of Manscaped, pro rata in accordance with their respective interests in Manscaped, and (ii) each of the outstanding limited liability company units of Manscaped (“LLC Units”) (other than Incentive Units) will be recapitalized into a single class of limited liability company units, in each case in accordance with the terms and conditions of the Restructuring Agreement (as defined in the Business Combination Agreement).

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

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Merger with a pro rata portion thereof in excess of zero (each, a “ParentCo Participant”) in accordance with such ParentCo Participant’s pro rata portion thereof (“ParentCo Earnout”), and Manscaped will issue earnout units in Manscaped to each holder of Manscaped as of immediately following the Closing (each a “Manscaped Participant”) in accordance with such Manscaped Participant’s pro rata portion thereof (“Manscaped Earnout”). The earnout milestones are as follows: (A) if the closing share price of ParentCo Class A Common Stock equals or exceeds $12.50 per share for any 20 trading days within any consecutive 30-trading day period commencing on or after the 150th day after the date on which the Closing takes place (the “Closing Date”) and ending on or prior to the five-year anniversary of the Closing Date (such period, the “Earnout Period”); (B) if the closing share price of ParentCo Class A Common Stock equals or exceeds $15.00 per share for any 20 trading days within any consecutive 30-trading day period during the Earnout Period; and (C) if the closing share price of ParentCo Class A Common Stock equals or exceeds $17.50 per share for any 20 trading days within any consecutive 30-trading day period during the Earnout Period. The $12.50, $15.00 and $17.50 share price milestones, respectively, shall also be deemed to have been achieved if (1) after the Closing Date and prior to the five-year anniversary of the Closing Date, there is a merger, consolidation, business combination, sale of substantially all the assets, reorganization, recapitalization, liquidation, dissolution or other similar transaction with respect to ParentCo and its subsidiaries, taken as a whole, whereby all or substantially all of the holders of the outstanding shares of ParentCo Class A Common Stock have such shares converted, exchanged or otherwise replaced with the right to receive cash, securities or other property (an “Earnout Strategic Transaction”), or a definitive agreement providing therefor has been entered into during such time and such transaction is ultimately consummated, and (2) the per share value of the consideration to be received in such transaction equals or exceeds $12.50, $15.00 or $17.50 per share, respectively. Earnout shares or units in respect of each milestone may be issued and earned only once. A total of 38,270,000 shares of ParentCo Class A Common Stock shall be subject to the earnout, taking into account both the ParentCo Earnout and the Manscaped Earnout (on an as converted to ParentCo Class A Common Stock basis).

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

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The Subscription Agreements will terminate and be void and of no further force and effect, upon the earlier to occur of (i) such date and time as the Business Combination Agreement is terminated in accordance with its terms, (ii) upon the mutual written agreement of the Company and the applicable PIPE Investor, (iii) if the conditions to Closing (as defined in the Subscription Agreements) set forth in the Subscription Agreements are not satisfied or are not capable of being, Closing (as defined in the Subscription Agreements) and, as a result thereof, the transactions contemplated therein will not be or are not consummated at the Closing (as defined in the Subscription Agreements), and (iv) if the Closing has not occurred by June 22, 2022.

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

Pursuant to the Manscaped Equityholders Support Agreement, Manscaped Unitholders also agreed, among others, (a) to approve and adopt the Business Combination Agreement and the Business Combination; (b) to authorize and approve the Business Combination to the extent the approval of any of the Manscaped Unitholders is required or applicable pursuant to Manscaped’s limited liability company agreement (as amended, the “Manscaped LLC Agreement”); (c) to exercise the drag-along rights pursuant to and in accordance with the Manscaped LLC Agreement; (d) to authorize and approve the Manscaped, Inc. Merger to the extent the approval of any of the stockholders of Manscaped, Inc. is required or applicable pursuant to the organizational documents of Manscaped, Inc.; and (e) to approve and consent to any such other circumstances where a consent or approval is required under Manscaped’s governing documents or Manscaped’s financing agreements or otherwise sought with respect to the Business Combination Agreement and the Business Combination.

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

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

Vendor Agreements

On June 24, 2021, the Company entered into an agreement with a vendor for transaction services related to the Business Combination. On August 5, 2021, the Company entered into an additional agreement with the same vendor for PIPE services relating to the Business Combination. At the closing of the Business Combination, this vendor shall receive a cash transaction fee of approximately $7,500,000, which shall be inclusive of both agreements. These fees will only become due and payable upon the consummation of a Business Combination.

On September 17, 2021, the Company entered into an agreement with a vendor for investment banking services related to the pending Business Combination. Specifically, the agreement relates to assisting in raising the funds as part of the PIPE financing. The agreement calls for the vendor to receive a capital markets advisory fee of $1,500,000 and a portion of the placement fee that equals 4% of the gross proceeds of securities sold in the PIPE placement. These fees will only become due and payable upon the consummation of an initial business combination.

Upon the consummation of the Business Combination, the Company will extend its directors and officers insurance policy for a fee of approximately $2,500,000.

Upon the closing of the Business Combination, the Company expects to pay approximately $100,000 for fees related to printer and proxy related services.

NOTE 7 — CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which is presented as temporary equity.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

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

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

As of March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $230,033,197 and $230,014,425 in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2022, the Company had not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	March 31, 2022
Assets:
Marketable securities held in Trust Account	1	$230,014,425	$230,033,197
Liabilities:
Warrant Liability – Public Warrants	1	$9,200,000	$6,325,000
Warrant Liability – Private Placement Warrants	2	$5,280,000	$3,630,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying March 31, 2022 condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may”, “should”, “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs as well as assumptions made by, and based on information currently available to, our management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2022, and as otherwise provided for in Item 1A herein. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 15, 2020, for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Significant Developments During the Quarter

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

Convertible Promissory Note – Related Party

On January 18, 2022, the Company entered into a Convertible Promissory Note (the “Convertible Promissory Note”) with the Sponsor. Pursuant to the Convertible Promissory Note, the Sponsor agreed to loan to the Company up to $1.5 million to be used for working capital purposes. In December 2021, the Sponsor advanced $200,000 to the Company for incurred expenses, which advance is deemed to have been a drawdown under the Convertible Promissory Note. Up to $1.5 million of the loans may be settled in whole warrants to purchase Class A common stock of the Company at a conversion price equal to $1.00 per warrant. The warrants are identical to the Private Placement Warrants. The loans do not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete a Business Combination pursuant to its amended and restated certificate of incorporation (as amended from time to time) and the consummation of the Business Combination between the Company, the Company’s subsidiaries and Manscaped. If the Company completes a Business Combination, the Company would repay the Convertible Promissory Note out of the proceeds of the Trust Account released to the Company. Otherwise, the would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Convertible Promissory Note, but no proceeds held in the Trust Account would be used to repay the Convertible Promissory Note.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to continue to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had a net income of $3,656,694, which consists of interest earned on marketable securities held in the Trust Account of $18,772 and changes in fair value of warrant liabilities of $4,525,000, offset by operating and formation costs of $887,078.

For the three months ended March 31, 2021, we had a net income of $8,607,546, which consists of changes in fair value of warrant liabilities of $11,584,000 and interest earned on marketable securities held in Trust Account of $3,034, offset by operating and formation costs of $474,861, a loss on the initial issuance of the Private Placement Warrants of $1,716,000 and transaction costs associated with the Initial Public Offering of $788,627.

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

For the three months ended March 31, 2022, cash used in operating activities was $562,135. Net income of $3,656,694 was affected by the change in fair value of warrant liabilities of $4,525,000 and interest earned on marketable securities held in the Trust Account of $18,772. Changes in operating assets and liabilities provided $324,943 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $1,409,399. Net income of $8,607,546 was affected by the change in fair value of warrant liabilities of $11,584,000, transaction costs associated with the Initial Public Offering of $788,627, a loss on the initial issuance of the Private Placement Warrants of $1,716,000 and interest earned on marketable securities held in the Trust Account of $3,034. Changes in operating assets and liabilities used $934,538 of cash for operating activities.

For the three months ended March 31, 2022, net cash provided by financing activities was $525,000 as a result of the drawdowns on the Convertible Note.

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

As of March 31, 2022, we had cash of $49,939. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Lee Strategic Services Agreement

Commencing on January 6, 2021 the Company agreed to pay its Chief Financial Officer, Hahn Lee, $12,500 per month for his services prior to the initial Business Combination. For the three months ended March 31, 2022 and March 31, 2021, the Company incurred and paid $37,500 and $35,484, respectively, in fees for these services.

Vendor Agreements

On June 24, 2021, the Company entered into an agreement with a vendor for transaction services related to the Business Combination. On August 5, 2021, the Company entered into an additional agreement with the same vendor for PIPE services relating to the Business Combination. At the closing of the Business Combination, this vendor shall receive a cash transaction fee of approximately $7,500,000, which shall be inclusive of both agreements. These fees will only become due and payable upon the consummation of a Business Combination.

On September 17, 2021, the Company entered into an agreement with a vendor for investment banking services related to the pending Business Combination. Specifically, the agreement relates to assisting in raising the funds as part of the PIPE financing. The agreement calls for the vendor to receive a capital markets advisory fee of $1,500,000 and a portion of the placement fee that equals 4% of the gross proceeds of securities sold in the PIPE placement. These fees will only become due and payable upon the consummation of an initial business combination.

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

Convertible Promissory Note – Related Party

On January 18, 2022, the Company entered into the Convertible Promissory Note with the Sponsor, which is deemed a Working Capital Loan. Pursuant to the Convertible Promissory Note, the Sponsor agreed to loan to the Company up to $1.5 million to be used for working capital purposes. In December 2021, the Sponsor advanced $200,000 to the Company for incurred expenses, which advance is deemed to have been a drawdown under the Convertible Promissory Note. Up to $1.5 million of the loans may be settled in whole warrants to purchase Class A common stock of the Company at a conversion price equal to $1.00 per warrant. The warrants are identical to the Private Placement Warrants. The loans do not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete a Business Combination pursuant to its amended and restated certificate of incorporation (as amended from time to time) and the consummation of the Business Combination between the Company, the Company’s subsidiaries and Manscaped. If the Company completes a Business Combination, the Company would repay the Convertible Promissory Note out of the proceeds of the Trust Account released to the Company. Otherwise, the Convertible Promissory Note would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Convertible Promissory Note, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Convertible Note – Related Party

The Company accounts for its Convertible Promissory Note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible Promissory Note. Using fair value option, the Convertible Promissory Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the Convertible Promissory Note in the condensed statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income per common share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 14, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 14, 2022, except as disclosed below. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. For risk factors related to the proposed Manscaped Business Combination, see the “Risk Factors” sections including those set forth in our Registration Statement that includes a proxy statement/prospectus on Form S-4 (File No. 333-262081) that ParentCo filed with the SEC on April 22, 2022, and other documents filed by ParentCo and the Company from time to time with the SEC relating to the proposed Manscaped Business Combination.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional  disclosure requirements in Business Combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to Business Combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed Business Combination transactions; increase the potential liability of certain participants in proposed Business Combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 14, 2022. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

On January 18, 2022, the Company entered into the Convertible Promissory Note with the Sponsor (the “Lender”) pursuant to which the Lender agreed to loan the Company up to an aggregate principal amount of $1,500,000. The Convertible Promissory Note is non-interest bearing and due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Convertible Promissory Note, the unpaid amounts would be forgiven. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, the outstanding balance under the Convertible Promissory Note amounted to an aggregate of $725,000.

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

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as described in our final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.11

No.	Description of Exhibit
2.1*(2)	First Amendment to Business Combination Agreement, dated as of January 10, 2022, by and among BLTS, ParentCo, Intermediate Holdco, Merger Sub Corp, Merger Sub LLC and Manscaped.
3.1(1)	Amended and Restated Certificate of Incorporation of the Company
10.1(2)	First Amendment to Sponsor Support Agreement, dated as of January 10, 2022, by and among BLTS, Sponsor, Manscaped and the Persons set forth on Schedule I of the Sponsor Support Agreement.
10.2*(3)	Convertible Promissory Note, dated as of January 18, 2022, by and between Bright Lights Acquisition Corp. and Bright Lights Sponsor LLC
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Certain exhibits, schedules and annexes to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted exhibit, schedule or annex to the SEC upon its request; however, the Registrant may request confidential treatment of omitted items.
**	Filed herewith.
***	Furnished.
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2022.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2022.

[11]	Note to Company: Please confirm no new exhibits to be added this quarter.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHT LIGHTS ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Michael Mahan
	Name:	Michael Mahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Hahn Lee
	Name:	Hahn Lee
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)