Form 10-Q
period 2022-06-30
Bright Lights Acquisition Corp.
filed 2022-08-15
CIK 1827328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 15, 2022, there were 23,000,000 shares of Class A common stock, $0.0001 par value and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BRIGHT LIGHTS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022
TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BRIGHT LIGHTS ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$21,917	$87,074
Prepaid expenses	329,750	600,000
Total Current Assets	351,667	687,074

Marketable securities held in Trust Account	230,359,880	230,014,425
TOTAL ASSETS	$230,711,547	$230,701,499

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$6,268,091	$5,776,435
Income taxes payable	12,169	—
Advance – related party	—	200,000
Total Current Liabilities	6,280,260	5,976,435

Convertible Promissory Note – related party	692,930	—
Deferred underwriting fee payable	7,568,750	7,568,750
Warrant liabilities	1,448,000	14,480,000
Total Liabilities	15,989,940	28,025,185

Commitments and Contingencies
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 23,000,000 shares subject to possible redemption at redemption value of $10.002 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	230,046,911	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	5,364	—
Accumulated deficit	(15,331,243)	(27,324,261)
Total Stockholders’ Deficit	(15,325,304)	(27,323,686)
TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES AND STOCKHOLDERS’ DEFICIT	$230,711,547	$230,701,499

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating and formation costs	$669,985	$2,018,283	$1,557,063	$2,493,144
Loss from operations	(669,985)	(2,018,283)	(1,557,063)	(2,493,144)

Other income (expense):
Interest earned on investments held in Trust Account	326,683	3,496	345,455	6,530
Transaction costs allocated to warrant liabilities	—	—	—	(788,627)
Loss on initial issuance of Private Placement Warrants	—	—	—	(1,716,000)
Change in fair value of convertible promissory note	184,795	—	184,795	—
Change in fair value of warrant liabilities	8,507,000	(3,077,000)	13,032,000	8,507,000
Total other income (expense), net	9,018,478	(3,073,504)	13,562,250	6,008,903

Income before provision for income taxes	8,348,493	(5,091,787)	12,005,187	3,515,759
Provision for income taxes	(12,169)	—	(12,169)	—
Net income (loss)	$8,336,324	$(5,091,787)	$11,993,018	$3,515,759

Weighted average shares outstanding, Class A common stock	23,000,000	23,000,000	23,000,000	10,038,674
Basic net income (loss) per share, Class A common stock	$0.29	$(0.18)	$0.42	$0.22

Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000	5,750,000	5,658,333
Basic net income (loss) per share, Class B common stock	$0.29	$(0.18)	$0.42	$0.22

Weighted average shares outstanding, Class A common stock	23,000,000	23,000,000	23,000,000	10,038,674
Diluted net income (loss) per share, Class A common stock	$0.29	$(0.18)	$0.42	$0.22

Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000
Diluted net income (loss) per share, Class B common stock	$0.29	$(0.18)	$0.42	$0.22

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	5,750,000	$575	$—	$(27,324,261)	$(27,323,686)

Net income	—	—	—	—	—	3,656,694	3,656,694
Balance – March 31, 2022	—	$—	5,750,000	$575	$—	$(23,667,567)	$(23,666,992)

Cash provided in excess of fair value of promissory note	—	—	—	—	52,275	—	52,275
Accretion for Class A common stock subject to redemption	—	—	—	—	(46,911)	—	(46,911)
Net income	—	—	—	—	—	8,336,324	8,336,324
Balance – June 30, 2022	—	$—	5,750,000	$575	$5,364	$(15,331,243)	$(15,325,304)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	5,750,000	$575	$24,425	$(4,251)	$20,749

Remeasurement adjustment on redeemable common stock	—	—	—	—	(24,425)	(25,978,632)	(26,003,057)

Net income	—	—	—	—	—	8,607,546	8,607,546
Balance – March 31, 2021	—	$—	5,750,000	$575	$—	$(17,375,337)	$(17,374,762)

Net loss	—	—	—	—	—	(5,091,787)	(5,091,787)
Balance – June 30, 2021	—	$—	5,750,000	$575	$—	$(22,467,124)	$(22,466,549)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$11,993,018	$3,515,759
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(13,032,000)	(8,507,000)
Change in fair value of Convertible Promissory Note – related party	(184,795)	—
Loss on initial issuance of Private Placement Warrants	—	1,716,000
Interest earned on marketable securities held in Trust Account	(345,455)	(6,530)
Transaction costs associated with the Initial Public Offering	—	788,627
Changes in operating assets and liabilities:
Prepaid expenses	270,250	(634,141)
Income taxes payable	12,169	—
Accrued expenses	491,656	1,559,880
Net cash used in operating activities	(795,157)	(1,567,405)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount paid	—	225,675,000
Proceeds from sale of Private Placements Warrants	—	6,600,000
Proceeds from Convertible Promissory Note – related party	730,000	—
Repayment of Convertible Promissory Note – related party	—	(155,000)
Payment of offering costs	—	(284,639)
Net cash provided by financing activities	730,000	231,835,361

Net Change in Cash	(65,157)	267,956
Cash – Beginning of period	87,074	56,573
Cash – End of period	$21,917	$324,529

Non-Cash investing and financing activities:
Accretion of Class A common stock to redemption value	$46,911	$26,003,057
Cash provided in excess of fair value of promissory note	$52,275	$—
Related party advance conversion to convertible working capital loan	$200,000	$—
Deferred underwriting fee payable	$—	$7,568,750
Initial classification of warrant liability	$—	$22,806,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

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

The Company has four wholly-owned subsidiaries, Bright Lights Parent Corp. (“ParentCo”), Mower Merger Sub Corp. (“Merger Sub Corp”), Mower Intermediate Holdings, Inc. (“Intermediate Holdco”), and Mower Merger Sub 2, LLC (“Merger Sub LLC”), which is a direct wholly-owned subsidiary of Intermediate Holdco. All subsidiaries were incorporated in the state of Delaware on November 10, 2021.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period September 15, 2020 (inception) through June 30, 2022 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company believes it will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. On November 22, 2021, the Company, ParentCo, Intermediate Holdco, Merger Sub Corp, Merger Sub LLC, and Manscaped Holdings, LLC (“Manscaped”) entered into a business combination agreement (the “BCA” or “Business Combination Agreement”) (see Note 6).

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect or complete a Business Combination.

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
JUNE 30, 2022

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

BRIGHT LIGHTS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

(Unaudited)

Going Concern

As of June 30, 2022, the Company had $21,917 in its operating bank accounts, $230,359,880 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $5,615,624, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of June 30, 2022, $359,880 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 14, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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
JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

Marketable Securities Held in Trust Account

As of June 30, 2022 and December 31, 2021, substantially all of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(14,490,000)
Class A common stock issuance costs	(11,513,057)
Plus:
Remeasurement adjustment on redeemable common stock	26,003,057
Class A common stock subject to possible redemption – December 31, 2021	230,000,000
Remeasurement adjustment on redeemable common stock	46,911
Class A common stock subject to possible redemption – June 30, 2022	$230,046,911

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

The Company accounts for the Public Warrants and Private Placement Warrants (together, the “Warrants”) in accordance with the guidance contained in ASC 815-40. The Warrants are not considered indexed to the Company’s own common stock and, as such, the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available were valued using the Modified Monte Carlo Simulation and Modified Black Scholes option pricing models (see Note 9).

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was 0.15% and 0.00% for the three month ended June 30, 2022 and 2021, respectively, and 0.10% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating net income (loss) per common share. The remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events and (iii) any warrants that could be acquired through conversion of convertible debt. The warrants are exercisable to purchase 18,100,000 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$6,669,059	$1,667,265	$(4,073,430)	(1,018,357)
Denominator:
Basic weighted average common shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic net income (loss) per common share	$0.29	$0.29	$(0.18)	(0.18)

Diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$6,669,059	$1,667,265	$(4,073,430)	(1,018,357)
Denominator:
Diluted weighted average common shares outstanding	23,000,000	5,750,000	23,000,000	5,750.000
Diluted net income (loss) per common share	$0.29	$0.29	$(0.18)	(0.18)

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic net income per common share
Numerator:
Allocation of net income, as adjusted	$9,594,414	$2,398,604	$2,248,426	$1,267,333
Denominator:
Basic weighted average common shares outstanding	23,000,000	5,750,000	10,038,674	5,658,333
Basic net income per common share	$0.42	$0.42	$0.22	$0.22

Diluted net income per common share
Numerator:
Allocation of net income , as adjusted	$9,594,414	$2,398,604	$2,235,372	$1,280,387
Denominator:
Diluted weighted average common shares outstanding	23,000,000	5,750,000	10,038,674	5,750,000
Diluted net income per common share	$0.42	$0.42	$0.22	$0.22

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities and the convertible promissory note (see Note 9).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Convertible Promissory Note – Related Party

On January 18, 2022, the Company entered into a convertible promissory note (the “Convertible Promissory Note”) with the Sponsor. Pursuant to the Convertible Promissory Note, the Sponsor agreed to loan to the Company up to $1.5 million to be used for working capital purposes.

The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, Financial Instruments (“ASC 825”). The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the face value of the convertible promissory note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the convertible promissory note are recognized as non-cash gains or losses in the condensed statements of operations.

The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

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

Administrative Services Agreement

The Company agreed, commencing on January 7, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000, respectively, in fees for these services. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $58,065 in fees for these services.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Lee Strategic Services Agreement

Commencing on January 6, 2021, the Company agreed to pay its Chief Financial Officer, Hahn Lee, $12,500 per month for his services prior to the initial Business Combination. For the three and six months ended June 30, 2022, the Company incurred and paid $37,500 and $75,000, respectively, in fees for these services. For the three and six months ended June 30, 2021, the Company incurred and paid $37,500 and $72,983 in fees for these services.

Promissory Note — Related Party

On September 29, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of (i) June 30, 2021, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. As of December 31, 2020, there was $155,000 in borrowings outstanding under the Promissory Note. The outstanding balance under the Note of $155,000 was repaid at the closing of the Initial Public Offering on January 11, 2021. Borrowings under the Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In December 2021, the Sponsor advanced $200,000 to the Company for incurred expenses as an advance. This was included in the Advance – related party on the condensed consolidated balance sheet at December 31, 2021. On January 18, 2022, the $200,000 advance was converted into a Working Capital Loan via the Convertible Promissory Note. As of June 30, 2022 and December 31, 2021, there were $692,930 and $0, respectively, outstanding under our Working Capital Loans and included in the Convertible Promissory Note – related party on the condensed consolidated balance sheets.

The Company assessed the provisions of the Convertible Promissory Note under ASC 470-20. The derivative component of the obligation is initially valued and classified as a derivative liability. The conversion value has had zero value since the inception of the loan. Prior to March 31, 2022, the fair value approximated the face value and any difference was immaterial. During the quarter ended June 30, 2022, the conversion option was valued using an option pricing framework, which is considered to be a Level 3 fair value measurement and based on the following assumptions (see Note 9):

Conversion Option Terms	June 30, 2022
Risk-free interest rate	3.02%
Term	5.33
Expected volatility	1.00%
Stock Price	$9.84
Probability of transaction	74.5%

Debt Valuation Terms	June 30, 2022
Risk-free interest rate	1.98%
Term	.33
Discount Factor	.99
Probability of transaction	74.5%

The following table presents the change in the fair value of the debt for the borrowings.

Fair value as of March 31, 2022	$725,000
Additional borrowings	205,000
Additional borrowings in excess of fair value	(52,275)
Change in fair value	(184,795)
Fair value as of June 30, 2022	$692,930

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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

Business Combination Agreement

On November 22, 2021, the Company entered into the BCA, by and among the Company, ParentCo, Intermediate Holdco, Merger Sub Corp, Merger Sub LLC, and Manscaped.

Pursuant to the BCA, subject to the terms and conditions set forth therein, among others: (i) the Company and ParentCo will enter into a merger transaction pursuant to which the Company will merge with and into ParentCo (the “ParentCo Merger”), pursuant to which the separate corporate existence of the Company will cease and ParentCo will be the surviving corporation, (ii) Merger Sub Corp will merge with and into Manscaped, Inc., a Delaware corporation and a wholly owned subsidiary of Manscaped (“Manscaped, Inc.”), pursuant to which the separate corporate existence of Merger Sub Corp will cease and Manscaped, Inc. will be the surviving corporation and a wholly owned subsidiary of ParentCo (the “Manscaped, Inc. Merger”), (iii) Manscaped, Inc. will merge with and into Merger Sub LLC (such merger, the “Second Merger” and, together with the Manscaped, Inc. Merger, the “Mergers”), with Merger Sub LLC being the surviving entity of the Second Merger (the “Surviving Entity”), and (iv) following the Mergers, (x) Intermediate Holdco will contribute all of its interest in the Surviving Entity to Manscaped in exchange for limited liability company interests of Manscaped and (y) Intermediate Holdco will become the managing member of Manscaped pursuant to an amended and restated limited liability company agreement of Manscaped. Following the closing (the “Closing”) of the series of transactions contemplated by the BCA (such transactions, the “Business Combination”), the name of ParentCo is expected to change to Manscaped, Inc.

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
JUNE 30, 2022
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

On January 10, 2022, the parties to the BCA entered into the First Amendment to Business Combination Agreement (the “BCA Amendment”). The BCA Amendment provides that each of the outstanding Company LLC Units (as defined in the BCA) and the shares issuable pursuant to the applicable earnout milestone will be treated as converted to ParentCo Class A common stock, as applicable, issued and to be taken into account in calculating the per share price for purposes of determining whether any earnout milestone has been achieved in connection with certain transactions where all or substantially all the holders of outstanding shares of ParentCo Class A common stock have such shares converted, exchanged or otherwise replaced with the right to receive cash, securities or other property. Additionally, pursuant to the BCA Amendment, the definition of “Earnout Consideration” is amended with respect to each holder of ParentCo Class A common stock and each holder of restricted stock units of ParentCo to equal a portion of the available earnout shares or the available earnout restricted stock units, respectively, as determined by the Board of Managers of Manscaped. The BCA Amendment also removes the definition of “Earnout Pro Rata Portion”. The BCA Amendment also revised the figure in Section 2.4(a) of the BCA to read “22,244,958 Company LLC Units.”

Subscription Agreements

In connection with the execution of the Business Combination Agreement, the Company and ParentCo entered into Subscription Agreements (the “Subscription Agreements”) with certain investors including affiliates and related parties of the Company’s sponsor, Bright Lights Sponsor LLC (the “Sponsor”) (each, a “PIPE Investor”), pursuant to which the PIPE Investors agreed to purchase, in the aggregate, approximately 8,245,873 shares of ParentCo’s Class A Common Stock at $9.20 per share for an aggregate commitment amount of approximately $75 million. Nonetheless, the parties to the Subscription Agreements allowed the Subscription Agreements to automatically terminate on June 22, 2022.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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
JUNE 30, 2022
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

NOTE 7 — CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which is presented as temporary equity.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

As of June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $230,359,880 and $230,014,425 in money market funds which are invested primarily in U.S. Treasury Securities, respectively. Through June 30, 2022, the Company had not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	June 30, 2022
Assets:
Marketable securities held in Trust Account	1	$230,014,425	$230,359,880
Liabilities:
Convertible promissory note	3	$—	$692,930
Warrant Liability – Public Warrants	1	$9,200,000	$920,000
Warrant Liability – Private Placement Warrants	2	$5,280,000	$528,000

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.

The conversion option liability of the Convertible Promissory Note was valued using a Compound Option model which values each borrowing at borrowing date and is revalued at each subsequent reporting date. The Compound Option model’s primary unobservable input utilized in determining the fair value of the conversion option liability is the expected volatility of the common stock. The expected volatility was implied from the Company’s own Public Warrant pricing. Other key assumptions used in connection with the Compound Option model were holding period, risk free rate, dividend yield, exercise price, and underlying warrant value, which were based on market conditions, management assumptions, and terms of the Convertible Promissory Note (see Note 5).

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying June 30, 2022 condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may”, “should”, “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs as well as assumptions made by, and based on information currently available to, our management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors sections of the Company’s (i) Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2022 and (ii) Quarterly Report on Form 10-Q filed with the SEC on May 17, 2022, except as disclosed below. For risk factors related to the Business Combination, see the Risk Factors sections including those set forth in our Registration Statement that includes a proxy statement/prospectus on Form S-4 (File No. 333-262081) that ParentCo filed with the SEC on April 22, 2022, and other documents filed by ParentCo and the Company from time to time with the SEC and as otherwise provided for in Item 1A herein. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Significant Developments During 2022

First Amendment to Business Combination Agreement

On January 10, 2022, the parties to the BCA entered into the First Amendment to the BCA Amendment. The BCA Amendment provides that each of the outstanding Company LLC Units (as defined in the BCA) and the shares issuable pursuant to the applicable earnout milestone will be treated as converted to ParentCo Class A common stock, as applicable, issued and to be taken into account in calculating the per share price for purposes of determining whether any earnout milestone has been achieved in connection with certain transactions where all or substantially all the holders of outstanding shares of ParentCo Class A common stock have such shares converted, exchanged or otherwise replaced with the right to receive cash, securities or other property. Additionally, pursuant to the BCA Amendment, the definition of “Earnout Consideration” is amended with respect to each holder of ParentCo Class A common stock and each holder of restricted stock units of ParentCo to equal a portion of the available earnout shares or the available earnout restricted stock units, respectively, as determined by the Board of Managers of Manscaped. The BCA Amendment also removes the definition of “Earnout Pro Rata Portion”. The BCA Amendment also revises the figure in Section 2.4(a) of the BCA to read “22,244,958 Company LLC Units.”

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our entire activity from inception through June 30, 2022 were related to our formation, the preparation for the Initial Public Offering, described below, and since the closing of our Initial Public Offering, identifying and evaluating a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to continue to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and related expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022, we had a net income of $8,336,324, which consists of interest earned on marketable securities held in the Trust Account of $326,683, $184,795 in changes in fair value of the convertible promissory note, and changes in fair value of warrant liabilities of $8,507,000, offset by operating and formation costs of $669,985 and provision for income taxes of $12,169.

For the six months ended June 30, 2022, we had a net income of $11,993,018, which consists of interest earned on marketable securities held in the Trust Account of $345,455, $184,795 in changes in fair value of the convertible promissory note, and changes in fair value of warrant liabilities of $13,032,000, offset by operating and formation costs of $1,557,063 and provision for income taxes of $12,169.

For the three months ended June 30, 2021, we had a net loss of $5,091,787, which consists of operating and formation costs of $2,018,283 and changes in fair value of warrant liabilities of $3,077,000, offset by interest earned on marketable securities held in Trust Account of $3,496.

For the six months ended June 30, 2021, we had a net income of $3,515,759, which consists of changes in fair value of warrant liabilities of $8,507,000 and interest earned on marketable securities held in Trust Account of $6,530, offset by operating and formation costs of $2,493,144, a loss on the initial issuance of the Private Placement Warrants of $1,716,000 and transaction costs associated with the Initial Public Offering of $788,627.

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

For the six months ended June 30, 2022, cash used in operating activities was $795,157. Net income of $11,993,018 was affected by the interest earned on marketable securities held in the Trust Account of $345,455, changes in fair value of warrant liabilities of $13,032,000 and change in fair value of the Convertible Promissory Note of $184,795. Changes in operating assets and liabilities provided $774,075 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $1,567,405. Net income of $3,515,759 was affected by the change in fair value of warrant liabilities of $8,507,000, transaction costs associated with the Initial Public Offering of $788,627, a loss on the initial issuance of the Private Placement Warrants of $1,716,000 and interest earned on marketable securities held in the Trust Account of $6,530. Changes in operating assets and liabilities provided $925,739 of cash for operating activities.

For the six months ended June 30, 2022, net cash provided by financing activities was $730,000 as a result of the drawdowns on the Convertible Note.

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

As of June 30, 2022, we had cash of $21,917. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

As of June 30, 2022, the Company had $21,917 in its operating bank accounts, $230,359,880 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $5,615,624, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of June 30, 2022, $359,880 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Lee Strategic Services Agreement

Commencing on January 6, 2021 the Company agreed to pay its Chief Financial Officer, Hahn Lee, $12,500 per month for his services prior to the initial Business Combination. For the three and six months ended June 30, 2022, the Company incurred and paid $37,500 and $75,000, respectively, in fees for these services. For the three and six months ended June 30, 2021, the Company incurred and paid $37,500 and $72,983 in fees for these services.

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

First Amendment to Business Combination Agreement

On January 10, 2022, the parties to the BCA entered into the BCA Amendment. The BCA Amendment provides that each of the outstanding Company LLC Units (as defined in the BCA) and the shares issuable pursuant to the applicable earnout milestone will be treated as converted to ParentCo Class A common stock, as applicable, issued and to be taken into account in calculating the per share price for purposes of determining whether any earnout milestone has been achieved in connection with certain transactions where all or substantially all the holders of outstanding shares of ParentCo Class A common stock have such shares converted, exchanged or otherwise replaced with the right to receive cash, securities or other property. Additionally, pursuant to the BCA Amendment, the definition of “Earnout Consideration” is amended with respect to each holder of ParentCo Class A common stock and each holder of restricted stock units of ParentCo to equal a portion of the available earnout shares or the available earnout restricted stock units, respectively, as determined by the Board of Managers of Manscaped. The BCA Amendment also removes the definition of “Earnout Pro Rata Portion”. The BCA Amendment also revises the figure in Section 2.4(a) of the BCA to read “22,244,958 Company LLC Units.”

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

Convertible Note – Related Party

The Company accounts for its Convertible Promissory Note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible Promissory Note. Using fair value option, the Convertible Promissory Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash changes in the fair value of the Convertible Promissory Note in the condensed statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted average number of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 14, 2022 and Quarterly Report on Form 10-Q filed with the SEC on May 17, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 14, 2022 and Quarterly Report on Form 10-Q filed with the SEC on May 17, 2022, except as disclosed below. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. For risk factors related to the proposed Manscaped Business Combination, see the “Risk Factors” sections including those set forth in our Registration Statement that includes a proxy statement/prospectus on Form S-4 (File No. 333-262081) that ParentCo filed with the SEC on April 22, 2022, and other documents filed by ParentCo and the Company from time to time with the SEC relating to the proposed Manscaped Business Combination.

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

On January 18, 2022, the Company entered into the Convertible Promissory Note with the Sponsor (the “Lender”) pursuant to which the Lender agreed to loan the Company up to an aggregate principal amount of $1,500,000. The Convertible Promissory Note is non-interest bearing and due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Convertible Promissory Note, the unpaid amounts would be forgiven. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, the outstanding balance under the Convertible Promissory Note amounted to an aggregate of $692,930.

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

In connection with the Initial Public Offering, we incurred offering costs of approximately $12,301,684, (including approximately $4,325,000 of underwriting fees, $7,568,750 of deferred underwriting commissions and $407,934 of other offering costs). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $230.0 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the Private Placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as described in our final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits2

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.11

No.	Description of Exhibit
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Certain exhibits, schedules and annexes to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted exhibit, schedule or annex to the SEC upon its request; however, the Registrant may request confidential treatment of omitted items.
**	Filed herewith.
***	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHT LIGHTS ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Michael Mahan
	Name:	Michael Mahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Hahn Lee
	Name:	Hahn Lee
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)