Form 10-Q
period 2022-09-30
Bright Lights Acquisition Corp.
filed 2022-11-14
CIK 1827328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 14, 2022, there were 23,000,000 shares of Class A common stock, $0.0001 par value and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BRIGHT LIGHTS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022
TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BRIGHT LIGHTS ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$218,796	$87,074
Prepaid expenses and other current assets	174,875	600,000
Total Current Assets	393,671	687,074

Other receivables	650,000	—
Marketable securities held in Trust Account	231,399,934	230,014,425
TOTAL ASSETS	$232,443,605	$230,701,499

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$5,332,137	$5,776,435
Income taxes payable	156,139	—
Advance – related party	—	200,000
Total Current Liabilities	5,488,276	5,976,435

Convertible promissory note – related party	—	—
Deferred underwriting fee payable	7,568,750	7,568,750
Warrant liabilities	543,000	14,480,000
Total Liabilities	13,600,026	28,025,185

Commitments and Contingencies
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 23,000,000 shares subject to possible redemption at redemption value of $10.04 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	230,892,995	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(12,049,991)	(27,324,261)
Total Stockholders’ Deficit	(12,049,416)	(27,323,686)
TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES AND STOCKHOLDERS’ DEFICIT	$232,443,605	$230,701,499

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating and formation costs	$465,850	$1,814,941	$2,022,913	$4,308,085
Loss from operations	(465,850)	(1,814,941)	(2,022,913)	(4,308,085)

Other income (expense):
Other income - termination fee	1,000,000	—	1,000,000	—
Other income - reduction of due diligence fee	1,068,808	—	1,068,808	—
Interest earned on investments held in trust account	1,040,054	3,533	1,385,509	10,063
Transaction costs allocated to warrant liabilities	—	—	—	(788,627)
Loss on initial issuance of private placement warrants	—	—	—	(1,716,000)
Change in fair value of convertible promissory note	—	—	184,795	—
Change in fair value of warrant liabilities	905,000	(3,077,000)	13,937,000	5,430,000
Total other income (expense), net	4,013,862	(3,073,467)	17,576,112	2,935,436

Income before provision for income taxes	3,548,012	(4,888,408)	15,553,199	(1,372,649)
Provision for income taxes	(143,970)	—	(156,139)	—
Net income (loss)	$3,404,042	$(4,888,408)	$15,397,060	$(1,372,649)

Weighted average shares outstanding, Class A common stock	23,000,000	23,000,000	23,000,000	22,073,260
Basic net income (loss) per share, Class A common stock	$0.12	$(0.17)	$0.54	$(0.05)

Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000	5,750,000	5,719,780
Basic net income (loss) per share, Class B common stock	$0.12	$(0.17)	$0.54	$(0.05)

Weighted average shares outstanding, Class A common stock	23,000,000	23,000,000	23,000,000	22,073,260
Diluted net income (loss) per share, Class A common stock	$0.12	$(0.17)	$0.54	$(0.05)

Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000	5,750,000	5,719,780
Diluted net income (loss) per share, Class B common stock	$0.12	$(0.17)	$0.54	$(0.05)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	5,750,000	$575	$—	$(27,324,261)	$(27,323,686)

Net income	—	—	—	—	—	3,656,694	3,656,694
Balance – March 31, 2022	—	$—	5,750,000	$575	$—	$(23,667,567)	$(23,666,992)

Cash provided in excess of fair value of promissory note	—	—	—	—	52,275	—	52,275
Remeasurement for Class A common stock to redemption amount	—	—	—	—	(46,911)	—	(46,911)
Net income	—	—	—	—	—	8,336,324	8,336,324
Balance – June 30, 2022	—	$—	5,750,000	$575	$5,364	$(15,331,243)	$(15,325,304)

Cash provided in excess of fair value of promissory note	—	—	—	—	717,930	—	717,930
Remeasurement for Class A common stock to redemption amount	—	—	—	—	(723,294)	(122,790)	(846,084)
Net income	—	—	—	—	—	3,404,042	3,404,042
Balance – September 30, 2022	—	$—	5,750,000	$575	$—	$(12,049,991)	$(12,049,416)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	5,750,000	$575	$24,425	$(4,251)	$20,749

Remeasurement adjustment on redeemable common stock	—	—	—	—	(24,425)	(25,978,632)	(26,003,057)

Net income	—	—	—	—	—	8,607,546	8,607,546
Balance – March 31, 2021	—	$—	5,750,000	$575	$—	$(17,375,337)	$(17,374,762)

Net loss	—	—	—	—	—	(5,091,787)	(5,091,787)
Balance – June 30, 2021	—	$—	5,750,000	$575	$—	$(22,467,124)	$(22,466,549)

Net loss	—	—	—	—	—	(4,888,408)	(4,888,408)
Balance – September 30, 2021	—	$—	5,750,000	$575	$—	$(27,355,532)	$(27,354,957)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$15,397,060	$(1,372,649)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(13,937,000)	(5,430,000)
Change in fair value of Convertible Promissory Note – related party	(184,795)	—
Loss on initial issuance of Private Placement Warrants	—	1,716,000
Interest earned on marketable securities held in Trust Account	(1,385,509)	(10,063)
Transaction costs associated with the Initial Public Offering	—	788,627
Changes in operating assets and liabilities:
Prepaid expenses	425,125	(512,001)
Other Receivable	(650,000)	—
Income taxes payable	156,139	—
Accrued expenses	(444,298)	3,158,019
Net cash used in operating activities	(623,278)	(1,662,067)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount paid	—	225,675,000
Proceeds from sale of Private Placements Warrants	—	6,600,000
Proceeds from Convertible Promissory Note – related party	755,000	—
Repayment of Convertible Promissory Note – related party	—	(155,000)
Payment of offering costs	—	(284,639)
Net cash provided by financing activities	755,000	231,835,361

Net Change in Cash	131,722	173,294
Cash – Beginning of period	87,074	56,573
Cash – End of period	$218,796	$229,867

Non-cash investing and financing activities:
Remeasurement of Class A common stock to redemption value	$892,995	$230,000,000
Cash provided in excess of fair value of promissory note	$770,205	$—
Deferred underwriting fee payable	$—	$7,568,750
Initial classification of warrant liability	$—	$22,806,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Bright Lights Acquisition Corp. (the “Company” or “BLTS”) is a blank check company incorporated in Delaware on September 15, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”).

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period September 15, 2020 (inception) through September 30, 2022 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company believes it will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 15, 2022, on November 22, 2021, the Company entered into a business combination agreement (the “BCA” or “Business Combination Agreement, and the transactions contemplated thereby, the “Contemplated Business Combination”) with Manscaped Holdings, LLC (“Manscaped”). On August 15, 2022, BLTS received a letter from Manscaped purporting to terminate the BCA. On August 18, 2022, the parties to the BCA entered into a Mutual Termination and Release Agreement (the “Termination Agreement”), pursuant to which, among other things, the parties agreed to mutually terminate the BCA, effective immediately.

Pursuant to the Termination Agreement, subject to certain exceptions, BLTS and Manscaped have also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the Contemplated Business Combination. Manscaped has also agreed to pay BLTS the sum of $1.0 million, with $350,000 due on the date of the Termination Agreement (the “Termination Date”), $216,666.66 due on each of the first and second anniversaries of the Termination Date, and $216,666.68 due on the third anniversary of the Termination Date. The entire amount of $1.0 million has been recorded as Other income - Termination Fee with the remaining $650,000 disclosed on the balance sheet as Other Receivable.

As a result of the Termination Agreement, the Company will no longer owe due diligence fees. The Company recognized other income for the reduction of due diligence fees that were expensed in prior periods. The total Other Income – Reduction of Due Diligence Fees for September 30, 2022 is $1,068,000.

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

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

(Unaudited)

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

With respect to the regulation of special purpose acquisition companies like the Company (“SPACs”), on March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities.

With regard to the SEC’s investment company proposals included in the SPAC Rule Proposals, while the funds in the Trust Account have, since the Company’s initial public offering, been held only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries, to mitigate the risk of being viewed as operating an unregistered investment company (including pursuant to the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940), the Company intends to instruct the trustee to hold all funds in the Trust Account in cash until the earlier of the consummation of an initial business combination and the liquidation of the Company.

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
SEPTEMBER 30, 2022

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

BRIGHT LIGHTS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

(Unaudited)

Going Concern

As of September 30, 2022, the Company had $218,796 in its operating bank accounts, $231,399,934 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $4,587,666, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of September 30, 2022, $1,399,934 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. On October 31, 2022, the Company filed a definitive proxy statement in connection with a proposed stockholder vote to amend the Company’s charter to, among other things, amend the date by which the Company must complete an initial Business Combination from January 11, 2023, to December 12, 2022. If the proposals described in such proxy statement are approved, the Company intends to wind up and liquidate prior to December 31, 2022.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 14, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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

Marketable Securities Held in Trust Account

As of September 30, 2022 and December 31, 2021, substantially all of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations.

Other Receivable

Pursuant to the Termination Agreement, subject to certain exceptions, BLTS and Manscaped have also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the Contemplated Business Combination. Manscaped has also agreed to pay BLTS the sum of $1.0 million, with $350,000 due on the Termination Date, $216,666.66 due on each of the first and second anniversaries of the Termination Date, and $216,666.68 due on the third anniversary of the Termination Date. As a result, the Company has recorded a receivable of $650,000 related to the reimbursement of business combination expenses to be received from Manscaped as part of the Termination Agreement.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(14,490,000)
Class A common stock issuance costs	(11,513,057)
Plus:
Remeasurement adjustment on redeemable common stock	26,003,057
Class A common stock subject to possible redemption – December 31, 2021	230,000,000
Remeasurement adjustment on redeemable common stock	892,995
Class A common stock subject to possible redemption – September 30, 2022	$230,892,995

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

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was 4.06% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 1.00% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events and (iii) any warrants that could be acquired through conversion of convertible debt. The warrants are exercisable to purchase 18,100,000 shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$2,723,234	$680,808	$(3,910,762)	$(977,682)
Denominator:
Basic weighted average common shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic net income (loss) per common share	$0.12	$0.12	$(0.17)	$(0.17)

Diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$2,723,234	$680,808	$(3,910,762)	$(977,682)
Denominator:
Diluted weighted average common shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Diluted net income (loss) per common share	$0.12	$0.12	$(0.17)	$(0.17)

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$12,317,648	$3,079,412	$(1,090,159)	$(282,490)
Denominator:
Basic weighted average common shares outstanding	23,000,000	5,750,000	22,073,260	5,719,780
Basic net income (loss) per common share	$0.54	$0.54	$(0.05)	$(0.05)

Diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$12,317,648	$3,079,412	$(1,090,159)	$(282,490)
Denominator:
Diluted weighted average common shares outstanding	23,000,000	5,750,000	22,073,260	5,719,780
Diluted net income (loss) per common share	$0.54	$0.54	$(0.05)	$(0.05)

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
SEPTEMBER 30, 2022
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

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Administrative Services Agreement

The Company agreed, commencing on January 7, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000, respectively, in fees for these services. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $88,065 in fees for these services.

Lee Strategic Services Agreement

Commencing on January 6, 2021, the Company agreed to pay its Chief Financial Officer, Hahn Lee, $12,500 per month for his services prior to the initial Business Combination. For the three and nine months ended September 30, 2022, the Company incurred and paid $37,500 and $112,500, respectively, in fees for these services. For the three and nine months ended September 30, 2021, the Company incurred and paid $37,500 and $110,484 in fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In December 2021, the Sponsor advanced $200,000 to the Company for incurred expenses as an advance. This was included in the Advance – related party on the condensed consolidated balance sheet at December 31, 2021. On January 18, 2022, the $200,000 advance was converted into a Working Capital Loan via a Convertible Promissory Note. At December 31, 2021, there were no amounts outstanding under any Working Capital Loans or under the Convertible Promissory Note – related party on the condensed consolidated balance sheets.

The Company assessed the provisions of the Convertible Promissory Note under ASC 470-20. The derivative component of the obligation was initially valued and classified as a derivative liability. The conversion value has had zero value since the inception of the Convertible Promissory Note, due primarily to the trading price of the public warrants. Upon conversion on January 18, 2022, the fair value of the Convertible Promissory Note approximated face value and any difference was immaterial. At September 30, 2022, the conversion option was valued using an option pricing framework, which is considered to be a Level 3 fair value measurement with the most significant valuation input  being the probability of a Business Combination. As the possibility of a Business Combination is deemed to be zero, at September 30, 2022, the fair value of the Convertible Promissory Note – related party was zero.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

The following table presents the change in the fair value of the Convertible Promissory Note – related party:

Fair value as of conversion date of January, 18, 2022	$725,000
Additional borrowings	205,000
Additional borrowings in excess of fair value	(52,275)
Change in fair value	(877,725)
Fair value as of September 30, 2022	$—

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

Termination of BCA

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 15, 2022, on November 22, 2021, the Company, entered into a business combination agreement (the “BCA” or “Business Combination Agreement) with Manscaped. On August 15, 2022, BLTS received a letter from Manscaped purporting to terminate the BCA. On August 18, 2022, the parties to the BCA entered into a Mutual Termination and Release Agreement (the “Termination Agreement”), pursuant to which, among other things, the parties agreed to mutually terminate the BCA, effective immediately.

Pursuant to the Termination Agreement, subject to certain exceptions, BLTS and Manscaped have also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the Contemplated Business Combination. Manscaped has also agreed to pay BLTS the sum of $1.0 million, with $350,000 due on the Termination Date, $216,666.66 due on each of the first and second anniversaries of the Termination Date, and $216,666.68 due on the third anniversary of the Termination Date. The entire amount of $1.0 million has been recorded as Other income - Termination Fee with the remaining $650,000 disclosed on the balance sheet as Other Receivable.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Warrant Amendment

Concurrently with the execution of the Business Combination Agreement, the Company, ParentCo and Continental executed an Assignment, Assumption and Amendment Agreement, to be effective upon the closing of the Contemplated Business Combination, pursuant to which the Company was to assign all of its right, title and interest in the Warrant Agreement, dated as of January 6, 2021, by and between the Company and Continental (the “Warrant Agreement”), to ParentCo. Such Assignment, Assumption and Amendment Agreement became of no further force and effect upon the termination of the Business Combination Agreement.

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

NOTE 7 — CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which is presented as temporary equity.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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

As of September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $231,399,934 and $230,014,425 in money market funds which are invested primarily in U.S. Treasury Securities, respectively. Through September 30, 2022, the Company had not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	September 30, 2022
Assets:
Marketable securities held in Trust Account	1	$230,014,425	$231,399,934
Liabilities:
Convertible promissory note	3	$—	$—
Warrant Liability – Public Warrants	2	$9,200,000	$345,000
Warrant Liability – Private Placement Warrants	2	$5,280,000	$198,000

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.

BRIGHT LIGHTS ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

(Unaudited)

The Company assessed the provisions of the Convertible Promissory Note under ASC 470-20. The derivative component of the obligation was initially valued and classified as a derivative liability. The conversion value has had zero value since the inception of the Convertible Promissory Note, due primarily to the trading price of the public warrants. Upon conversion on January 18, 2022, the fair value of the Convertible Promissory Note approximated face value and any difference was immaterial. At September 30, 2022, the conversion option was valued using an option pricing framework, which is considered to be a Level 3 fair value measurement with the most significant valuation input  being the probability of a Business Combination. As the possibility of a Business Combination is deemed to be zero, at September 30, 2022, the fair value of the Convertible Promissory Note – related party was zero.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying September 30, 2022 condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

The warrants are measured at fair value on a recurring basis. The warrants were initially valued using a Monte Carlo Simulation method. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the warrants is the expected volatility of the common stock. The expected volatility as of January 11, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. Prior to September 30, 2022 the subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BLTSW. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. The Public Warrants transferred from a Level 1 fair value measurement to a Level 2 measurement during the three and nine months ended September 30, 2022, due to a decrease in observable trading volume of the Public Warrants. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On October 31, 2022, the Company filed a definitive proxy statement in connection with a proposed stockholder vote to amend the Company’s charter to, among other things, amend the date by which the Company must complete an initial Business Combination from January 11, 2023, to December 12, 2022. If the proposals described in such proxy statement are approved, the Company intends to wind up and liquidate prior to December 31, 2022.

Subject to the terms of the underwriting agreement, the deferred underwriting fee payable of $7,568,750 will be waived by the underwriters, due to the Company’s inability to consummate an initial Business Combination by the Liquidation Date.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may”, “should”, “could,” “would,” “expect,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs as well as assumptions made by, and based on information currently available to, our management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors sections of the Company’s (i) Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2022, (ii) Quarterly Report on Form 10-Q filed with the SEC on May 17, 2022, (iii) Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022 and (iv) our proxy statement on Schedule 14A for the Special Meeting as filed with the SEC on October 31, 2022 and as otherwise provided for in Item 1A herein. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Significant Developments During 2022

Termination of Business Combination Agreement

On August 15, 2022, the Company received a letter from Manscaped purporting to terminate the BCA. On August 18, 2022, the parties to the BCA entered into a Mutual Termination and Release Agreement (the “Termination Agreement”), pursuant to which, among other things, the parties agreed to mutually terminate the BCA, effective immediately.

Pursuant to the Termination Agreement, subject to certain exceptions, the Company and Manscaped have also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the Contemplated Business Combination. Manscaped has also agreed to pay the Company (or to such entity or account as may from time to time be designated by the Company) the sum of $1.0 million, with $350,000 due on the date of the Termination Agreement (“Termination Date”), $216,666.66 due on each of the first and second anniversaries of the Termination Date, and $216,666.68 due on the third anniversary of the Termination Date. The entire amount of $1.0 million has been recorded as Other income - Termination Fee with the remaining $650,000 disclosed on the balance sheet as Other Receivable.

As a result of the Termination Agreement, the Company will no longer owe due diligence fees. The Company recognized other income for the reduction of due diligence fees that were expensed in prior periods. The total Other Income – Reduction of Due Diligence Fees for September 30, 2022 is $1,068,000.

Termination of Related Agreements

As a result of the termination of the BCA, the BCA will be of no further force and effect, and each of the transaction agreements entered into in connection with the BCA, including, but not limited to, (i) the Sponsor Support Agreement (as amended, the “SSA”), dated as of November 22, 2021, by and among the Company, Bright Lights Sponsor LLC, a Delaware limited liability company, each of the parties set forth on Schedule I thereto and Manscaped, (ii) the Equityholder Support Agreement (the “ESA”), dated as of November 22, 2021, by and among BLTS, the parties set forth on Schedule I thereto and Manscaped, and (iii) the Assignment, Assumption and Amendment Agreement (the “AAA”), dated as of November 22, 2021, by and among BLTS, ParentCo and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent, will either automatically be terminated in accordance with their terms or be of no further force and effect.

Special Meeting of Stockholders

On October 31, 2022, the Company filed a definitive proxy statement in connection with a special meeting to be held on December 12, 2022 (the “Special Meeting”) for the purpose of voting on: (i) a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to (A) amend the date by which the Company must either consummate the initial Business Combination from January 11, 2023 (such date, the “Original Termination Date”), to December 12, 2022 (such date, the “Amended Termination Date”) or cease all operations except for the purpose of winding up if it fails to complete such initial Business Combination, and redeem all of the shares of Class A common stock, par value $0.0001 per share, of the Company, included as part of the units sold in the Company’s Initial Public Offering that was consummated on January 11, 2021, and (B) allow the Company to redeem shares of Class A common stock in connection with the amendment to the Amended and Restated Certificate of Incorporation to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 (collectively, the “Amendment”, and such proposal, the “Amendment Proposal”) and (ii) a proposal to approve the adjournment of the Special Meeting from time to time to solicit additional proxies in favor of the Amendment Proposal or if otherwise determined by the chairperson of the Special Meeting to be necessary or appropriate (the “Adjournment Proposal”). If the Amendment Proposal is approved, the Company intends to wind up and liquidate prior to December 31, 2022.

Convertible Promissory Note – Related Party

On January 18, 2022, the Company entered into a Convertible Promissory Note (the “Convertible Promissory Note”) with the Sponsor. Pursuant to the Convertible Promissory Note, the Sponsor agreed to loan to the Company up to $1.5 million to be used for working capital purposes. In December 2021, the Sponsor advanced $200,000 to the Company for incurred expenses, which advance was subsequently deemed to have been a drawdown under the Convertible Promissory Note. Up to $1.5 million of the loans may be settled in whole warrants to purchase Class A common stock of the Company at a conversion price equal to $1.00 per warrant. The warrants are identical to the Private Placement Warrants. The loans do not bear any interest, and will be repayable by the Company to the Sponsor upon the date by which the Company must complete a Business Combination pursuant to its Amended and Restated Certificate of Incorporation (as amended from time to time). If the Company completes a Business Combination, the Company would repay the Convertible Promissory Note out of the proceeds of the Trust Account released to the Company. Otherwise, the Convertible Promissory Note would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Convertible Promissory Note, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our entire activity from inception through September 30, 2022 were related to our formation, the preparation for the Initial Public Offering, described below, and since the closing of our Initial Public Offering, identifying and evaluating a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to continue to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and related expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had a net income of $3,404,042, which consists of interest earned on marketable securities held in the Trust Account of $1,040,054, changes in fair value of warrant liabilities of $905,000 and other income of $2,068,808, offset by operating and formation costs of $465,850 and provision for income taxes of $143,970.

For the nine months ended September 30, 2022, we had a net income of $15,397,060, which consists of interest earned on marketable securities held in the Trust Account of $1,385,509, $184,795 in changes in fair value of the convertible promissory note, changes in fair value of warrant liabilities of $13,937,000, termination fee income of $1,000,000, and other income from a reduction of due diligence fees of $1,068,808, offset by operating and formation costs of $2,022,913 and provision for income taxes of $156,139.

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

For the nine months ended September 30, 2022, cash used in operating activities was $623,278. Net income of $15,397,060 was affected by the interest earned on marketable securities held in the Trust Account of $1,385,509, changes in fair value of warrant liabilities of $13,937,000 and change in fair value of the Convertible Promissory Note of $184,795. Changes in operating assets and liabilities used $513,034 of cash for operating activities.

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

For the nine months ended September 30, 2022, net cash provided by financing activities was $755,000 as a result of the drawdowns on the Convertible Note.

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

As of September 30, 2022, we had cash of $218,796. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

As of September 30, 2022, the Company had $218,796 in its operating bank accounts, $231,399,934 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $4,587,666, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of September 30, 2022, $1,399,934 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Lee Strategic Services Agreement

Commencing on January 6, 2021 the Company agreed to pay its Chief Financial Officer, Hahn Lee, $12,500 per month for his services prior to the initial Business Combination. For the three and nine months ended September 30, 2022, the Company incurred and paid $37,500 and $112,500, respectively, in fees for these services. For the three and nine months ended September 30, 2021, the Company incurred and paid $37,500 and $110,484 in fees for these services.

Vendor Agreements

On June 24, 2021, the Company entered into an agreement with a vendor for transaction services related to the Contemplated Business Combination. On August 5, 2021, the Company entered into an additional agreement with the same vendor for PIPE services relating to the Contemplated Business Combination. At the closing of the Contemplated Business Combination, this vendor would receive a cash transaction fee of approximately $7,500,000, which would be inclusive of both agreements. These fees would only become due and payable upon the consummation of a business combination with Manscaped.

On September 17, 2021, the Company entered into an agreement with a vendor for investment banking services related to the Contemplated Business Combination. Specifically, the agreement relates to assisting in raising the funds as part of a PIPE financing in connection with the Contemplated Business Combination. The agreement calls for the vendor to receive a capital markets advisory fee of $1,500,000 and a portion of the placement fee that equals 4% of the gross proceeds of securities sold in such a PIPE placement. These fees would only become due and payable upon the consummation of a business combination with Manscaped.

Upon the consummation of an initial business combination, the Company would extend its directors and officers insurance policy for a fee of approximately $2.95 million.

Upon the closing of an initial business combination, the Company expects to pay approximately $60,000 for fees related to printer and proxy related services.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted average number of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 14, 2022 and Quarterly Report on Form 10-Q filed with the SEC on May 17, 2022, Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022 and proxy statement on Schedule 14A for the Special Meeting filed with the SEC on October 31, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 14, 2022 and Quarterly Report on Form 10-Q filed with the SEC on May 17, 2022, Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022 and proxy statement on Schedule 14A for the Special Meeting filed with the SEC on October 31, 2022, except as disclosed below. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial Business Combination, hinder our ability to consummate an initial Business Combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on Nasdaq, we are a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our Amended And Restated Certificate of Incorporation (as amended from time to time) to extend the time to consummate an initial Business Combination, unless an exemption is available. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential Business Combination targets, and thus, potentially hinder our ability to enter into and consummate an initial Business Combination. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance.

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

On January 18, 2022, the Company entered into the Convertible Promissory Note with the Sponsor (the “Lender”) pursuant to which the Lender agreed to loan the Company up to an aggregate principal amount of $1,500,000. The Convertible Promissory Note is non-interest bearing and due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Convertible Promissory Note, the unpaid amounts would be forgiven. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, the outstanding balance under the Convertible Promissory Note amounted to an aggregate of $0.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits2

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.11

No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
10.1	Mutual Termination and Release Agreement, dated as of August 18, 2022, by and among Bright Lights Acquisition Corp., Bright Lights Parent Corp., Mower Intermediate Holdings, Inc., Mower Merger Sub Corp., Mower Merger Sub 2, LLC, and Manscaped Holdings, LLC (incorporated by reference to Exhibit 10.1 to Bright Lights Acquisition Corp.’s Current Report on Form 8-K filed on August 18, 2022)
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Certain exhibits, schedules and annexes to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted exhibit, schedule or annex to the SEC upon its request; however, the Registrant may request confidential treatment of omitted items.
**	Filed herewith.
***	Furnished.
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHT LIGHTS ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Michael Mahan
	Name:	Michael Mahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Hahn Lee
	Name:	Hahn Lee
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)